Form 10-Q
period 1996-03-31
INTEGRATED PACKAGING ASSEMBLY CORP
filed 1996-05-15
CIK 924101

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          __________________________

                                   FORM 10-Q

(Mark One)
[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996

                                       OR
[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________


Commission file number:  0-27712

                          __________________________


                   INTEGRATED PACKAGING ASSEMBLY CORPORATION
             (Exact name of registrant as specified in its charter)


CALIFORNIA                                            77-0309372
(State or other jurisdiction of incorporation)        (I.R.S. Employer
                                                      Identification No.)

2221 OLD OAKLAND ROAD
SAN JOSE, CA                                          95131-1402
(Address of principal executive offices)              (Zip Code)

                                 (408) 321-3600
              (Registrant's telephone number, including area code)

                          __________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X   No
                      ----    ----

Number of shares of common stock outstanding as of MAY 14, 1996:   13,843,039

Part I.  Financial Information

Item 1.  Financial Statements

                   Integrated Packaging Assembly Corporation
                            Condensed Balance Sheet
                       (In thousands, except share data)
                                  (Unaudited)


                                                        MARCH 31,     DEC. 31,
                                                          1996          1995
                                                        ---------     --------
ASSETS
     Current assets:
         Cash and cash equivalents                      $20,713        $ 5,424
         Short term investments                           5,043              0
         Accounts receivable, net                         4,038          2,903
         Inventory                                        2,348          2,141
         Prepaid expenses and other current assets          633            487
                                                        -------        -------
              Total currrent assets                      32,775         10,955

     Property and equipment, net                         20,204         17,050
     Other assets                                           266            255
                                                        -------        -------

             Total assets                               $53,245        $28,260
                                                        =======        =======

 LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Current portion of long term debt              $ 3,063        $ 2,948
         Accounts payable                                 2,716          1,855
         Accrued expenses and other liabilities           2,206          1,379
                                                        -------        -------
                Total current liabilities                 7,985          6,182
                                                        -------        -------

     Long term debt                                       6,352          7,015
                                                        -------        -------

     Mandatorily Redeemable Convertible
         Preferred Stock                                      0         15,981
                                                        -------        -------

     Shareholders' equity (deficit)
         Common Stock                                    39,663            449
         Accumulated deficit                               (755)        (1,367)
                                                        -------        -------

                Total shareholders' equity (deficit)     38,908           (918)
                                                        -------        -------

              Total liabilities and shareholders'
               equity                                   $53,245        $28,260
                                                        =======        =======

   The accompanying notes are an integral part of these financial statements

                   Integrated Packaging Assembly Corporation
                       Condensed Statement of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                    FISCAL QUARTER ENDED
                                                  -------------------------
                                                   MARCH 31,      MARCH 31,
                                                    1996           1995
                                                  ---------       ---------
Revenues                                           $8,057         $3,006
Cost of revenues                                    6,060          2,113
                                                   ------         ------

Gross profit                                        1,997            893
Operating expenses
  Selling, general & administrative                   762            385
  Research & development                              209            135
                                                   ------         ------

    Total operating expenses                          971            520
Operating income                                    1,026            373

Interest & other income (expense)                    (114)          (220)
                                                   ------         ------

Income before income taxes                            912            153

Provision for income taxes                           (300)           (11)
                                                   ------         ------

Net income                                         $  612         $  142
                                                   ======         ======
Net income per share                               $ 0.05         $ 0.01
                                                   ======         ======


Weighted average common shares and equivalents     12,407         11,286
                                                   ======         ======


   The accompanying notes are an integral part of these financial statements

                   Integrated Packaging Assembly Corporation
                       Condensed Statement of Cash Flows
                           Increase (Decrease) Cash
                                (In thousands)
                                  (Unaudited)

                                                    FISCAL QUARTER ENDED
                                                    ---------------------
                                                    MARCH 31,   MARCH 31,
                                                      1996        1995
                                                    ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                      $   612       $ 142
    ADJUSTMENTS:
       Depreciation and amortization                    629         205
       Changes in assets and liabilities:
          Accounts receivable                        (1,135)       (523)
          Inventory                                    (207)         96
          Prepaid expenses and other assets            (157)         (6)
          Accounts payable                              860         (35)
          Accrued expenses & other liabilities          827         172
                                                    -------       -----

          Net cash provided by operating activities   1,429          51
                                                    -------       -----


CASH FLOWS USED IN INVESTING ACTIVITIES:
    Acquisition of property and equipment            (3,602)       (409)
    Net investment in short term investments         (5,043)
                                                    -------       -----

          Net cash used in investing activities      (8,645)       (409)
                                                    -------       -----


CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
    Payments under capital lease obligations           (376)       (322)
    Principal payments on note payable                 (342)
    Proceeds from issuance of Common Stock           23,223           1
                                                    -------       -----
       Net cash provided by (used in)
        investing activities                         22,505        (321)
                                                    -------       -----

NET INCREASE (DECREASE) IN CASH                      15,289        (679)
Cash and cash equivalents at beginning of period      5,424       3,030
                                                    -------       -----

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $20,713      $2,351
                                                    =======      ======


SUPPLEMENTAL DISCLOSURE OF NONCASH
 FINANCING ACTIVITIES
    Acquisition of equipment under capital leases      $147         $40
                                                    =======      ======

       The accompanying notes are an integral part of these financial statements

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1.    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Integrated Packaging Assembly Corporation (the "Company") packages integrated circuits for companies in the semiconductor industry.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not have the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion or management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 1995 included in the Company's Registration Statement on Form SB-2 dated February 28, 1996.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results of that may be expected for the entire year ending December 31, 1996.



FISCAL YEAR

The Company's fiscal quarters and year end on the Sunday nearest the calendar
quarter end and December 31, respectively.   For purposes of financial statement
presentation, each fiscal year is presented as having ended on December 31 and each fiscal quarter is presented as having ended on the calendar quarter end. Fiscal 1994 consisted of 53 weeks; 1995 and 1996 each consist of 52 weeks.

NOTE 2.  BALANCE SHEET COMPONENTS
         (IN THOUSANDS)

                            MARCH 31,      DEC. 31,
                             1996            1995
                            --------       --------
 INVENTORY
  Raw materials              $2,222         $1,906
  Work in process               126            235
                             ------         ------
                             $2,348         $2,141
                             ======         ======

NOTE 3.   COMMON STOCK

Common Stock as of March 31, 1996 reflects the sale of 3,450,000 shares of Common Stock issued in the Company's initial public offering completed February
28, 1996.   Net proceeds to the Company were $23.2 million as a result of the
initial public offering.   In addition, Common Stock also reflects the
conversion of all the Mandatorily Redeemable Convertible Preferred Stock outstanding into an aggregate of 7,862,130 shares of Common Stock.



NOTE 4.   INCOME TAXES

The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings for the interim period. The effective tax rate differs from the statutory rate primarily due to use of federal and state net operating loss carryforwards (NOLs).



NOTE 5.   NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of Common Stock issuable upon the conversion of the Company's Mandatorily Redeemable Convertible Preferred Stock using the as if converted method and the exercise of stock options and warrants using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, common stock equivalent shares relating to stock options and warrants, using the treasury stock method, and the Mandatorily Redeemable Convertible Preferred Stock, even where antidilutive, using the as if-converted method, issued subsequent to December 31, 1994 are included in the computation of net income per share through February 28, 1996, the effective date of the initial public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain factors that could cause actual results to differ materially from those reflected in the forward-looking statements. Such factors include, but are not limited to, those discussed below and elsewhere in this Report on Form 10-Q.


OVERVIEW

Integrated Packaging Assembly Corporation is an independent North American semiconductor packaging foundry. The Company receives wafers from its customers and assembles each integrated circuit in a protective plastic package. The Company commenced commercial production in the quarter ended March 31, 1994. Since then, the Company has been engaged in a continual program to expand its manufacturing capacity, and the Company believes that its competitive position depends substantially on its ability to successfully continue such expansion. The expansion of the Company's manufacturing capacity is highly dependent on the ability of the Company (i) to obtain certain critical capital equipment which is manufactured for the Company by a limited number of suppliers and (ii) to
identify, hire, and train qualified personnel.   See "Certain Factors Affecting
Operating Results".

REVENUES

The Company recognizes revenues upon shipment of products to its customers. Revenue increased 168% to $8.1 in the quarter ended March 31, 1996 from $3.8 million in the quarter ended March 31, 1995. The increase in revenues reflects both a growth in unit volume from existing customers as well as the addition of a number of major new customers.

Future revenue growth is dependent on the Company receiving increased orders from current customers and/or new customers and the Company increasing its manufacturing capacity. In order to increase its manufacturing capacity, the Company must obtain additional, critical capital equipment and identify, hire, and train qualified personnel. The Company has experienced delays in the delivery of two molding and encapsulation systems that were scheduled for receipt during March and April 1996. The Company is working closely with the equipment manufacturers in an attempt to take delivery of this equipment during the quarter ending June 30, 1996; however, there can be no assurance that this equipment will be received by the Company prior to June 30, 1996. In the event this equipment is not received on a timely basis or is not fully functional when received, the Company may experience delays in its ability to satisfy customer orders, which in turn could have a material adverse affect on the Company's results of operations for the quarter ending June 30, 1996 and for subsequent fiscal quarters.

A substantial portion of the Company's net revenues in each quarter results from shipments during the last month of that quarter, and for that reason, among others, the Company's revenues are subject to significant quarterly fluctuations. In addition, the Company establishes its targeted expenditure levels based on expected revenues. If anticipated orders and shipments in any quarter do not occur when expected, expenditure levels could be disproportionately high and the Company's operating results for that quarter could be adversely affected.

GROSS PROFIT

Cost of revenues includes materials, labor, depreciation and overhead costs
associated with semiconductor packaging.   Gross profit for the quarter ended
March 31, 1996 increased 124% to $2.0 million from $0.9 million for the quarter ended March 31, 1995. Gross profit as a percentage of revenues, or gross margin, decreased to 24.8% for the first quarter of 1996 compared to 29.7% for the first quarter of 1995. Gross margin in the first quarter of 1995 reflected a relatively high proportion of low volume prototype orders which carry significantly higher unit prices compared to high volume production orders.
Over the past year, an increasing percentage of the Company's revenues have been generated from high volume production orders. Currently, low volume prototype orders constitute only a small percentage of overall volume, and the Company believes that any further decline in such orders as a percentage of overall revenues would not have a material impact on future financial results.



SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal and facilities costs. Selling, general and administrative expenses increased 98% to $762,000 for the quarter ended March 31, 1996, from $385,000 for the quarter ended March 31, 1995. This increase was due primarily to increases in staff, marketing efforts and facilities to support the Company's expansion.

As a percentage of revenues, selling, general and administrative expenses
decreased from 12.8% in the 1995 quarter to 9.5% in the 1996 quarter.   The
decrease in such expenses as a percentage of revenues was a result of spreading fixed costs over a larger revenue base. The Company anticipates that its selling, general and administrative expenses will continue to increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of revenues.


RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of the costs associated with research and development personnel, the depreciation of development equipment and the cost of related materials and services. Research and development expenses increased 55% to $209,000 for the quarter ended March 31, 1996, from $135,000 for the quarter ended March 31, 1995. This increase was due primarily to the Company's expanded efforts in ongoing product development.

As a percentage of revenues, research and development expenses decreased from
4.4% in the 1995 quarter to 2.6% in the 1996 quarter.   The decrease in such
expenses as a percentage of revenues reflects a higher revenue level in the 1996 quarter. The Company anticipates that its research and development expenses will continue to increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of revenues.



INTEREST AND OTHER INCOME (EXPENSE)

Interest and other expense decreased 48% to $114,000 in the quarter ended March 31, 1996 from $220,000 in the quarter ended March 31, 1995, primarily due to interest income earned on proceeds obtained in the Company's initial public offering which was completed in March, 1996.

PROVISION FOR INCOME TAXES

The Company increased its provision for income taxes for the quarter ended March 31, 1996 to an expected rate of 33%, as compared to a rate of 8% for the comparable period in the prior year, reflecting the anticipated depletion of its remaining tax loss carryforward in 1996. The Company expects to provide for income taxes in future years at a rate of approximately 40%.


LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1996, the Company's principal sources of liquidity were net proceeds of approximately $23.2 million from its initial public offering, and cash flow from operations of $1.4 million. During the first quarter of 1996, cash flow from operations was comprised primarily of net income of $0.6 million, depreciation and amortization in the amount of $0.6 million and an increase in accounts payable and accrued liabilities of $1.7 million, offset by an increase in accounts receivable of $1.1 million and an increase in inventory and other assets of $0.4 million. As of March 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $20.7 million and short term investments of $5.0 million.

The Company incurred capital expenditures of $3.6 million during the first
quarter of 1996, primarily for the purchase of production equipment.   The
Company expects to spend approximately $18 million of capital expenditures during the remainder of 1996, primarily for the acquisition of production equipment. Most of the Company's production equipment has been funded either through capital leases or term loans secured by capital equipment. The Company acquired $3.7 million and $4.0 million of production equipment through capital leases in 1993 and 1994 respectively, which leases expire from December 1997 to January 1999. The production equipment acquired in 1995 was funded through two term loans, with a total amount of $4.9 million, secured by the equipment.

The Company has accepted preliminary proposals from several lenders to provide up to $17 million of equipment financing in the form of secured term loans, available through March 31, 1997.

The Company has a $2.0 million revolving credit line, secured by substantially all of the Company's assets which expires on May 15, 1996. The Company has accepted a preliminary proposal for the renewal of this credit facility through
May 15, 1997 with interest charged at the lending bank's prime rate.   As of
March 31, 1996, no money had been borrowed against this line; however, $617,000 of this line had been utilized to secure outstanding commercial letters of credit.

The Company believes that existing cash and short term investment balances along with anticipated cash from operations and equipment financing will be sufficient to meet its projected working capital and other cash requirements at
least through 1996.   There can be no assurance, however, that lower than
expected revenues, increased expenses, increased costs associated with the purchase or maintenance of capital equipment, or other events will not cause the Company to seek more capital, or capital sooner than currently expected. The timing and amount of the Company's actual capital requirements will depend on a number of factors, including demand for the Company's services, availability of capital equipment, adverse fluctuations in foreign currency exchange rates, changes in semiconductor industry conditions and competitive factors. There can be no assurance that such financing will be available when needed or, if available, will be available on satisfactory terms.

CERTAIN FACTORS AFFECTING OPERATING RESULTS

The Company's operating results are affected by a wide variety of factors that could materially and adversely affect revenues, gross profit and operating income. These factors include the short term nature of its customers' commitments, timing and volume of orders relative to the Company's production capacity, long lead times for the manufacturing equipment required by the Company, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, lack of a meaningful backlog, effectiveness in managing production processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company's average selling prices and changes in economic conditions. Unfavorable changes in any of the above factors would adversely affect the Company's business, financial condition and results of operations.


DEPENDENCE ON A LIMITED NUMBER OF EQUIPMENT SUPPLIERS

The semiconductor packaging business is capital intensive and requires a substantial amount of highly automated, expensive capital equipment which is manufactured by a limited number of suppliers, many of which are located in Asia or Europe. The market for capital equipment used in semiconductor packaging has been and is expected to continue to be characterized by intense demand, limited supply and long delivery cycles. As the Company attempts to expand its production capacity, it will be necessary for the Company to obtain a substantial amount of this capital equipment. Accordingly, the Company's operations and expansion plans are highly dependent on its ability to obtain a significant amount of this capital equipment from a limited number of suppliers. The Company has no long term agreement with any such supplier and acquires such equipment on a purchase order basis. This dependence creates substantial risks. Should any of the Company's major suppliers be unable or unwilling to provide the Company with high quality capital equipment in amounts necessary to meet the Company's requirements, the Company would experience severe difficulty locating alternative suppliers in a timely fashion and its ability to achieve its expansion plans would be materially adversely affected. A prolonged delay in equipment shipments by key suppliers or an inability to locate alternative equipment suppliers would have a material adverse effect on the Company's business, financial condition and results of operations and could result in damage to customer relationships.

In this regard, the Company has not yet received two molding systems previously scheduled for delivery in March and April 1996. Even if such equipment were to arrive prior to the end of the second fiscal quarter of 1996, there can be no assurance that such equipment will be fully integrated into the Company's manufacturing operations during such fiscal quarter. In the event such equipment is not received and integrated into the Company's operations prior to such time, the Company may experience delays in its ability to satisfy customer orders, which could result in the loss of orders and, in certain cases, in the loss of customers which could have a material adverse effect on the Company's operating results.

Moreover, increased levels of demand in the capital equipment market may cause an increase in the price of equipment, further lengthen delivery cycles and limit the ability of suppliers to adequately service equipment following delivery, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, adverse fluctuations in foreign currency exchange rates, particularly the Japanese yen, could result in increased prices for the equipment purchased by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON THE SEMICONDUCTOR INDUSTRY

The Company's business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and, at various times, has been subject to significant economic downturns and characterized by reduced product demand, rapid erosion of average selling prices and production overcapacity. In addition, the markets for integrated circuits are characterized by rapid technological change, evolving industry standards, intense competition and fluctuations in endures demand. Because the Company's business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any downturn in the semiconductor industry is expected to have an adverse effect on the Company's business, financial condition and
results of operations.   For example, delays or rescheduling of orders due to a
downturn or anticipated downturn in the semiconductor industry could have a material adverse effect on the Company's business, operating results and financial condition.

In this regard, the Company experienced significant rescheduling of orders during March, 1996 which the Company attributes to reduced demand for semiconductors manufactured by certain of the Company's customers that serve, in particular, the personal computer market. There can be no assurance that this recent downturn in the computer industry, or the general economic conditions underlying this downturn, will not continue into the second, third, and fourth
quarters of 1996.   Furthermore, there can be no assurance that any such
continuation or expansion of this downturn will not result in additional, significant reschedulings by the Company's customers or, in the event of any such reschedulings, that the Company's business, operating results and financial condition will not be materially and adversely affected.

Moreover, the Company has been substantially dependent on a relatively small number of customers within the semiconductor industry. The Company anticipates that significant customer concentration will continue at least through fiscal
year 1996.   There can be no assurance that such customers or any other customers will continue to place orders with the Company in the future at the same levels as in prior periods. The loss of one or more of the Company's customers, or reduced orders by any of its key customers, could adversely affect the Company's business, financial condition and results of operations.



EXPANSION OF MANUFACTURING CAPACITY

The Company believes that its competitive position depends substantially on its ability to expand its manufacturing capacity. The Company is continuing to make significant investments to expand such capacity, particularly through the acquisition of capital equipment and the training of new personnel. There can be no assurance that the Company will be able to utilize such capacity or expand its manufacturing capacity in a timely manner, that the cost of such expansion will not exceed management's current estimates or that such capacity will not exceed the demand for the Company's services. In addition, expansion of the Company's manufacturing capacity will continue to significantly increase its fixed costs, and the future profitability of the Company will depend on its ability to utilize its manufacturing capacity in an effective manner. The Company's inability to generate the additional revenues necessary to fully utilize its capacity would have a material adverse effect on the Company's business, financial condition and results of operations.

MANAGEMENT OF GROWTH

The Company has recently experienced and may continue to experience substantial growth in the number of its employees and the scope of its operations. This growth is expected to continue to strain the Company's managerial, financial, manufacturing and other resources. In addition, in order to manage its growth, the Company must not only improve its existing operational, financial and management systems, it must continue to implement additional operating and financial controls and hire and train additional personnel. Any failure to improve the Company's operational, financial and management systems could have a material adverse effect on the Company's business, financial condition and results of operations. Because the Company's expense levels are based in part on anticipated future revenue levels, if revenue were to fall below projected levels, the Company's operating results would be materially adversely affected.

In addition, the Company must hire and train significant numbers of additional personnel to operate the highly complex capital equipment required by its manufacturing operations. There can be no assurance that the Company will be able to hire and properly train sufficient numbers of qualified personnel or to effectively manage such growth and its failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.



PRODUCT QUALITY AND RELIABILITY; PRODUCTION YIELDS

The semiconductor packaging process is complex and product quality and reliability is subject to a wide variety of factors. Defective packaging can result from a number of factors, including the level of contaminants in the manufacturing environment, human error, equipment malfunction, use of defective raw materials, defective plating services and inadequate sample testing. From time to time, the Company expects to experience lower than anticipated production yields as a result of such factors. For example, in the second and third quarters of 1995, the Company experienced inefficiencies due to rework of subcontracted plating services which required the Company to reschedule planned new production and resulted in lower gross profit during such periods. The Company's failure to maintain high quality production standards or acceptable production yields would likely result in loss of customers, delays in shipments, increased costs, cancellation of orders and product returns for rework, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.



DEPENDENCE ON RAW MATERIALS SUPPLIERS AND SUBCONTRACTORS

To maintain competitive manufacturing operations, the Company must obtain from its vendors, in a timely manner, sufficient quantities of acceptable materials at expected prices. The Company sources most of its raw materials, including critical materials such as lead frames and die attach compound, from a limited group of suppliers. Molding compound, a critical raw material, is obtained from a single supplier. From time to time, vendors have extended lead times or limited the supply of required materials to the Company because of vendor capacity constraints and, consequently, the Company has experienced difficulty in obtaining acceptable raw materials on a timely basis. In addition, from time to time, the Company may reject materials from those vendors that do not meet its specifications, resulting in declines in output or yield. Any interruption in the availability of or reduction in the quality of materials from these suppliers would materially adversely affect the Company's business, financial condition and results of operations. The Company purchases all of its materials on a purchase order basis and has no long term contracts with any of its suppliers. There can be no assurance that the Company will be able to obtain sufficient quantities of raw materials and other supplies. The Company's business, financial condition and results of operations would be materially adversely affected if it were unable to obtain sufficient quantities of raw materials and other supplies in a timely manner or if there were significant increases in the costs of raw materials that the Company could not pass on to its customers.

The Company also relies on subcontractors to perform certain manufacturing operations such as plating. From time to time, the Company's plating subcontractors have experienced significant manufacturing problems. In particular, such problems resulted in delayed customer shipments by, and increased costs to, the Company during the second and third quarters of 1995. There can be no assurance that the Company's subcontractors will not experience manufacturing problems in the future or that such problems will not result in increased costs or production delays which could have a material adverse effect on the Company's business, financial condition and results of operations.



DEPENDENCE ON SINGLE MANUFACTURING FACILITY

The Company's current manufacturing operations are located in a single facility in San Jose, California. Because the Company does not currently operate multiple facilities in different geographic areas, a disruption of the Company's manufacturing operations resulting from various factors, including sustained process abnormalities, human error, government intervention or a natural disaster such as fire, earthquake or flood, could cause the Company to cease or limit its manufacturing operations and consequently would have a material adverse effect on the Company's business, financial condition and results of operations.



COMPETITION; POTENTIAL DECLINE IN AVERAGE SELLING PRICES

The semiconductor packaging industry is highly competitive. The Company currently faces substantial competition from established packaging foundries located in Asia. Each of these competitors has significantly greater manufacturing capacity, financial resources, research and development operations, marketing and other capabilities than the Company, and has been operating for a significantly longer period of time than the Company. Such companies also have established relationships with many large semiconductor companies which are current or potential customers of the Company. The Company could face substantial competition from Asian packaging foundries should one or more of such companies decide to establish foundry operations in North America. The Company could also face competition from emerging independent North American packaging foundries. The Company also competes against companies which have in house packaging capabilities as current and prospective customers constantly evaluate the Company's capabilities against the merits of in house packaging. Many of the Company's customers are also customers of one or more of the Company's competitors. In addition, the Company expects that average selling prices for its products may decline in the future, principally due to intense competitive conditions. A decline in average selling prices of the Company's products, if not offset by reductions in the cost of producing those products, would decrease the Company's gross margins and could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to reduce its cost per unit.

PART II     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K



  (a)  Exhibits

       11.1 Statement Regarding Computation of Earnings Per Share


  (b)  Reports on Form 8-K

       None


  (c)  27 Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            INTEGRATED PACKAGING ASSEMBLY CORPORATION


Date:  May 14, 1996           /s/  Victor Batinovich


                             ______________________________
                             Victor Batinovich
                             Chairman and Chief Executive Officer



Date:  May 14, 1996          /s/  Tony Lin


                             ______________________________
                             Tony Lin
                             Vice President, Finance and Chief Financial Officer