Form 10-Q
period 1996-06-30
INTEGRATED PACKAGING ASSEMBLY CORP
filed 1996-08-13
CIK 924101

                          UNITED STATESUNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          __________________________

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996

                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________


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

                         Yes    X        No
                             ------

Number of shares of common stock outstanding as of  August 8, 1996: 13,852,180

                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements
                   Condensed Balance Sheet.................................3
                   Condensed Statement of Operations.......................4
                   Condensed Statement of Cash Flows.......................5
                   Notes to Financial Statements...........................6

          Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.................8

PART II.  OTHER INFORMATION

          Item 6.  Exhibits................................................16

          Signatures.......................................................17

          Exhibit Index....................................................18

Integrated packaging Assembly Corporation, Form 10-Q                      Page 2

PART FINANCIAL INFORMATION
ITEM FINANCIAL STATEMENTS

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION
                            CONDENSED BALANCE SHEET
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                             JUNE 30      DEC 31
                                               1996        1995
                                             -------      ------
Assets
   Current assets:
     Cash and cash equivalents               $15,703   $   5,424
     Short term investments                    6,044        ---
     Accounts receivable, net                  4,267       2,903
     Inventory                                 1,770       2,141
     Prepaid expenses and other current
      assets                                     608         487
                                             -------   ---------
          Total current assets                28,392      10,955

   Property and equipment, net                26,740      17,050
   Other assets                                  297         255
                                             -------   ---------

         Total assets                        $55,429   $  28,260
                                             =======   =========

  Liabilities and Shareholders' Equity
   Current liabilities:
     Current portion of long term debt       $ 3,639       2,948
     Accounts payable                          2,508       1,855
     Accrued expenses and other
      liabilities                              2,839       1,379
                                             -------   ---------
           Total current liabilities           8,986       6,182
                                             -------   ---------
   Long term debt                              7,009       7,015
                                             -------   ---------

   Mandatorily Redeemable Convertible
     Preferred Stock                            ---       15,981
                                             -------   ---------

   Shareholders' equity (deficit)
     Common Stock                             39,621         449
     Accumulated deficit                        (188)     (1,367)
                                             -------   ---------

           Total shareholders' equity         39,433        (918)
             (deficit)                       -------     -------

          Total liabilities and              $55,429     $28,260
            shareholders' equity             =======     =======


   The accompanying notes are an integral part of these financial statements



Integrated Packaging Assembly Corporation, Form 10-Q                      Page 3

                  INTEGRATED PACKAGING ASSEMBLY CORPORATION
                       CONDENSED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                FISCAL QUARTER ENDED           SIX MONTHS ENDED
                                               ----------------------      -----------------------
                                                JUNE 30       JUNE 30        JUNE 30      JUNE 30
                                                  1996         1995           1996         1995
                                               ----------   ---------      ---------     ---------
   Revenues                                       $8,469      $4,638       $ 16,526       $  7,644
   Cost of revenues                                6,717       3,437         12,777          5,550
                                                  ------      ------         ------         ------
   Gross profit                                    1,752       1,201          3,749          2,094
   Operating expenses
       Selling, general & administrative             841         506          1,603            891
       Research & development                        252         162            461            297
                                                  ------      ------         ------         ------
           Total operating expenses                1,093         668          2,064          1,188
   Operating income                                  659         533          1,685            906

   Interest & other income (expense)                  58        (118)           (56)          (338)
                                                  ------      ------         ------         ------
   Income before income taxes                        717         415          1,629            568

   Provision for income taxes                       (150)        (29)          (450)           (40)
                                                  ------      ------         ------         ------
   Net income                                     $  567      $  386         $1,179         $  528
                                                  ======      ======         ======         ======
   Net income per share                           $ 0.04      $ 0.03         $ 0.09         $ 0.04
                                                  ======      ======         ======         ======
   Weighted average common
     shares and equivalents                       14,798      11,256         13,603         11,271
                                                  ======      ======         ======         ======

   The accompanying notes are an integral part of these financial statements



Integrated Packaging Assembly Corporation, Form 10-Q                      Page 4

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION
                       CONDENSED STATEMENT OF CASH FLOWS
                           INCREASE (DECREASE) CASH
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                 SIX MONTHS ENDED
                                              ---------------------
                                                JUNE 30    JUNE 30
                                                 1996       1995
                                              ----------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $  1,179   $   528
  ADJUSTMENTS:
   Depreciation and amortization                 1,288       547
   Changes in assets and liabilities:
     Accounts receivable                        (1,364)   (1,769)
     Inventory                                     371      (478)
     Prepaid expenses and other assets            (163      (277)
     Accounts payable                              653       448
     Accrued expenses & other liabilities        1,460       323
                                              --------   -------

   Net cash provided by (used in) operating
     activities                                  3,424      (678)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Acquisition of property and equipment        (10,758)   (3,759)
  Net investment in short term investments      (6,044)      --
                                              --------   -------
   Net cash used in investing activities       (16,802)   (3,759)
                                              --------   -------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Payments under capital lease obligations        (768)     (656)
  Principal payments on note payable              (687)      --
  Proceeds from note payable                     2,000       --
  Proceeds from issuance of Mandatorily
  Redeemable Convertible Preferred Stock           --      7,961
  Proceeds from issuance of Common Stock        23,112        27
                                              --------   -------
   Net cash provided by investing activities    23,657     7,332
                                              --------   -------

NET INCREASE (DECREASE) IN CASH                 10,279     2,895
Cash and cash equivalents at beginning of
 period                                          5,424     3,030
                                               -------   -------


CASH AND CASH EQUIVALENTS AT END OF PERIOD     $15,703   $ 5,925
                                               =======   =======

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
 ACTIVITIES
  Acquisition of equipment under capital
   leases                                      $   147   $    40
                                               =======   =======

   The accompanying notes are an integral part of these financial statements



Integrated Packaging Assembly Corporation, Form 10-Q                     Page 5

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Integrated packaging Assembly Corporation (the "Company") packages integrated circuits for companies in the semiconductor industry.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and regulation S-X. Accordingly, they do not have the information and footnoted required by generally accepted accounting principles for complete financial statements. In the opinion or management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The financial statements should read in conjunction with the audited statements for the years ended December 31, 1994 and 1995 included in the Company's registration Statement on Form SB-2 declared effective February 28, 1996.

The results of operations for the three month and six month periods ended June 30, 1996 are not necessarily indicative of results of that may be expected for the entire year ending December 31, 1996.


FISCAL YEAR

The Company's fiscal quarters and year end on the Sunday nearest the calendar end and December 31, respectively. For purposes of financial statement presentation, each fiscal year is presented as having ended on December 31 and each fiscal quarter is presented as having ended on the calendar quarter end. Fiscal 1994 consisted of 53 weeks; fiscal 1995 consisted of 52 weeks; fiscal 1996 will consist of 52 weeks.

NOTE 2.  BALANCE SHEET COMPONENTS
         (In thousands)

                                              JUNE 30        DEC 31,
                                               1996           1995
                                           ------------    ----------
   Inventory
         Raw materials                         $1,725         $1,906
         Work in process                           45            235
                                               ------        -------
                                               $1,770         $2,141
                                               ======        =======




Integrated Packaging Assembly Corporation, Form 10-Q                     Page 6

NOTE 3.   COMMON STOCK

Common Stock as of June 30, 1996 reflects the sale of 3,450,000 shares of Common Stock issued in the Company's initial public offering completed February 28,
1996.   Net proceeds to the Company were $23.2 million as a result of the
initial public offering.   In addition, Common Stock also reflects the
conversion of all the Mandatorily Redeemable Convertible Preferred Stock outstanding prior to the public offering into an aggregate of 7,862,130 shares of Common Stock.



NOTE 4.   INCOME TAXES

The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings for the interim period. The effective tax rate differs from the statutory rate primarily due to use of federal and state net operating loss carryforwards (NOLs).



NOTE 5.   NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of Common Stock issued upon the conversion of the Company's Mandatorily Redeemable Convertible Preferred Stock using the as if converted method and the exercise of stock options and warrants using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, common stock equivalent shares relating to stock options and warrants, using the treasury stock method, and the Mandatorily Redeemable Convertible Preferred Stock, even where antidilutive, using the as if-converted method, issued subsequent to December 31, 1994 are included in the computation of net income per share through February 28, 1996, the effective date of the Company's initial public offering.


Integrated Packaging Assembly Corporation, Form 10-Q                      Page 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange
Act of 1934, as amended.   The forward-looking statements contained herein are
subject to certain factors that could cause actual results to differ materially from those reflected in the forward-looking statements. Such factors include, but are not limited to, those discussed below and elsewhere in this Report on Form 10-Q.


OVERVIEW

Integrated Packaging Assembly Corporation, (the "Company"), is an independent North American semiconductor packaging foundry. The Company receives wafers from its customers and assembles each integrated circuit in a protective plastic package. The Company commenced commercial production in the quarter ended March
31, 1994.   Since then, the Company has been engaged in a continual program to expand its manufacturing capacity, and the Company believes that its competitive position depends substantially on its ability to successfully continue such expansion. The expansion of the Company's manufacturing capacity is highly dependent on the ability of the Company (i) to obtain certain critical capital equipment which is manufactured for the Company by a limited number of suppliers
and (ii) to identify, hire, and train qualified personnel.   See "Certain
Factors Affecting Operating Results".

REVENUES

The Company recognizes revenues upon shipment of products to its customers. Revenue for the three month and six month periods ended June 30, 1996, increased to $8.5 million and $16.5 million representing increases of 83% and 116%
respectively, over the comparable periods in the prior fiscal year.   The
increase in revenues for both the three month and six month periods reflect both a growth in unit volume from certain existing customers as well as an expansion of the Company's customer base.

Future revenue growth is dependent on the Company receiving increased orders from current customers and/or new customers and the Company increasing its manufacturing capacity. In order to increase its manufacturing capacity, the Company must obtain additional, critical capital equipment and identify, hire, and train qualified personnel. The Company experienced delays in the receipt of two molding and encapsulation systems during the first and second quarters of fiscal 1996. The equipment was received at the end of the second quarter, and the delay in the delivery had an adverse impact on second quarter revenues.

Revenue in the second quarter was also adversely impacted by a shortage of raw material needed for a principal customer. The shortage was caused by the delivery of raw materials in June 1996 which did not pass the Company's standards at incoming inspection. As the vendor did not replace the defective material in time, the Company's revenues were adversely impacted.

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



Integrated Packaging Assembly Corporation, Form 10-Q                      Page 8

GROSS PROFIT

Cost of revenues includes materials, labor, depreciation and overhead costs
associated with semiconductor packaging.   Gross profit for the three month and
six month periods ended June 30, 1996 increased to $1.8 million and $3.7 million representing increases of 46% and 79% respectively, over the comparable periods
in the prior fiscal year.   Gross profit as a percentage of revenues, or gross
margin, decreased to 20.7% for the second quarter of 1996 compared to 25.9% for
the second quarter of 1995.   Gross margin decreased to 22.7% for the six month
period ended June 30, 1996 compared to 27.4% for the same period in 1995.
Gross margin in the first six months of 1995 reflected a relatively high proportion of low volume prototype orders which carry significantly higher gross margins compared to high volume production orders. Over the past year, an increasing percentage of the Company's revenues have been generated from high volume production orders. Currently, low volume prototype orders constitute only a small percentage of overall volume, and the Company believes that any further decline in such orders as a percentage of overall revenues would not have a material adverse impact on future financial results.

The Company also incurred higher expenses in the second quarter of 1996, from adding manufacturing manpower and infrastructure, which served to reduce gross margin.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal and facilities costs. Selling, general and administrative expenses increased 66% to $841,000 and 80% to $1.6 million for the three month and six month periods ended June 30, 1996,
respectively, over the comparable periods in 1995.   These increases were due
primarily to increases in staff, marketing efforts and facilities to support the Company's expansion.

As a percentage of revenues, selling, general and administrative expenses decreased from 10.9% for the second quarter of 1995 to 9.9% in the 1996 quarter, and from 11.7% for the first six months of fiscal 1995 to 9.7% for the
comparable period in 1996.   The decrease in such expenses as a percentage of
revenues was a result of spreading fixed costs over a larger revenue base. The Company anticipates that its selling, general and administrative expenses will continue to increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of revenues.


RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses increased 56% to $252,000 and 55% to $461,000 for the three month and six month periods ended June 30, 1996 respectively, over the comparable periods in 1995. These increases were due primarily to the Company's expanded efforts in ongoing product development.

As a percentage of revenues, research and development expenses decreased from 3.5% in the second quarter of 1995 to 3.0% in the 1996 quarter, and from 3.9% for the first six months of fiscal 1995 to 2.8% for the comparable period in
1996.   The decrease in such expenses as a percentage of revenues reflects the higher revenue level in 1996. The Company anticipates that its research and development expenses will continue to increase in absolute dollars in future periods.


Integrated Packaging Assembly Corporation, Form 10-Q                      Page 9

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income resulted in net other income of $58,000 and for the quarter ended June 30, 1996 compared to a net other expense of $118,000 for the same quarter last year. For the six month period ended June 30, 1996, net other expense declined to $56,000 compared to $338,000 for the comparable period in 1995. The change was due to interest income increasing to $365,000 in the second quarter of 1996, from $123,000 for the same quarter in 1995. The increase in interest income was earned on proceeds obtained in the Company's initial public offering which was completed in March, 1996.

PROVISION FOR INCOME TAXES

The Company applied a provision for income taxes for the quarter ended June 30, 1996 at an expected rate of 21%, compared to a rate of 7% for the comparable period in the prior year, reflecting the anticipated depletion of its remaining tax loss carryforward in 1996. The Company expects to provide for income taxes in future years at a rate of approximately 40%.


LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended June 30, 1996, the Company's principal sources of liquidity were cash flow from operations of $3.4 million, proceeds of $2.0 million from an equipment secured term loan, and net proceeds of $23.1 million from its initial public offering completed in the first quarter. Cash flow from operations was comprised primarily of net income of $1.2 million, depreciation and amortization of $1.3 million, a decrease in inventory of $0.4 million and an increase in accounts payable and accrued liabilities of $2.1 million, offset by
an increase in accounts receivable of $1.4 million.   As of June 30, 1996, the
Company had cash and cash equivalents of $15.7 million and short term investments of $6.0 million.

The Company had capital expenditures of $10.8 million during the first six
months of 1996.   The capital expenditures were incurred primarily for the
purchase of production equipment.   The Company expects to spend approximately
$8 million on capital expenditures during the remainder of 1996, primarily for the acquisition of production equipment. Most of the Company's production equipment has been funded either through capital leases or term loans secured by capital equipment. The Company acquired $3.7 million and $4.0 million of production equipment through capital leases in 1993 and 1994 respectively, which leases expire from December 1997 to January 1999. The production equipment acquired in 1995 was funded through two term loans, with a total amount of $4.9 million, secured by the equipment.

During June 1996, the Company concluded a loan facility providing $4 million of equipment financing, available through March, 1997. The Company has utilized $2.0 million of this facility through June 30, 1996.

The Company has a $2.0 million revolving credit line, secured by substantially
all of the Company's assets, expiring in May 1997.    As of June 30, 1996, no
money had been borrowed against this line; however, $500,000 of this line had been utilized to secure outstanding commercial letters of credit.


Integrated Packaging Assembly Corporation, Form 10-Q                     Page 10

The Company believes that its existing cash and short term investment balances along with anticipated cash from operations and equipment financing will be sufficient to meet its projected working capital and other cash requirements at
least through 1996.   There can be no assurance, however, that lower than
expected revenues, increased expenses, increased costs associated with the purchase or maintenance of capital equipment, or other events will not cause the Company to seek more capital, or capital sooner than currently expected. The timing and amount of the Company's actual capital requirements will depend on a number of factors, including demand for the Company's services, availability of capital equipment, adverse fluctuations in foreign currency exchange rates, changes in semiconductor industry conditions and competitive factors. There can be no assurance that additional financing will be available when needed or, if available, will be available on satisfactory terms.


Integrated Packaging Assembly Corporation, Form 10-Q                     Page 11

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

In this regard, the Company experienced a significant delay in the receipt of two molding systems previously scheduled for delivery in March and April 1996,
which did not arrive until late in the second quarter.   These delays adversely
impaired the Company's revenues in the second quarter of 1996.

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


Integrated Packaging Assembly Corporation, Form 10-Q                     Page 12

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

In this regard, the Company experienced a significant decline in orders during June 1996 which the Company attributes to reduced demand for semiconductors manufactured by certain of the Company's customers that serve, in particular, the personal computer market. There can be no assurance that this recent downturn in the computer industry, or the general economic conditions underlying this downturn, will not continue into the third and fourth quarters of 1996. Furthermore, there can be no assurance that any such continuation or expansion of this downturn will not result in an additional and significant decline in the demand for the products produced by the Company's customers and a corresponding material adverse impact on the Company's business, operating results and financial condition.

In addition, the Company has been substantially dependent on a relatively small number of customers within the semiconductor industry. The Company anticipates that significant customer concentration will continue at least through fiscal
year 1996.   There can be no assurance that such customers or any other customers will continue to place orders with the Company in the future at the same levels as in prior periods. The loss of one or more of the Company's customers, or reduced orders by any of its key customers, would adversely affect the Company's business, financial condition and results of operations.



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


Integrated Packaging Assembly Corporation, Form 10-Q                     Page 13

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



DEPENDENCE ON RAW MATERIALS SUPPLIERS AND SUBCONTRACTORS

To maintain competitive manufacturing operations, the Company must obtain from its vendors, in a timely manner, sufficient quantities of acceptable materials at expected prices. The Company sources most of its raw materials, including critical materials such as lead frames and die attach compound, from a limited group of suppliers. Molding compound, a critical raw material, is obtained from a single supplier. From time to time, vendors have extended lead times or limited the supply of required materials to the Company because of vendor capacity constraints and, consequently, the Company has experienced difficulty in obtaining acceptable raw materials on a timely basis. In addition, from time to time, the Company may reject materials from those vendors that do not meet its specifications, resulting in declines in output or yield. Any interruption in the availability of or reduction in the quality of materials from these suppliers would materially adversely affect the Company's business, financial condition and results of operations. For example, in the second quarter of fiscal 1996, the Company's revenues were adversely affected by the rejection of a batch of key material.


Integrated Packaging Assembly Corporation, Form 10-Q                     Page 14

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


Integrated Packaging Assembly Corporation, Form 10-Q                     Page 15

PART II        OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K



          (a)  Exhibits

               10.17 Sublease agreement between Company and Peripheral Computer Support dated March 8, 1996

               11.1   Statement Regarding Computation of Earnings Per Share

               27     Financial Data



          (b)  Reports on Form 8-K

               None

Integrated Packaging Assembly Corporation, Form 10-Q                     Page 16

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    INTEGRATED PACKAGING ASSEMBLY CORPORATION


Date:  August 12, 1996                         /s/  Tony Lin


                                    ______________________________
                                    Tony Lin
                                    Vice President, Finance and Chief Financial
                                    Officer


Integrated Packaging Assembly Corporation, Form 10-Q                     Page 17

                                 EXHIBIT INDEX



          10.17 Sublease agreement between Company and Peripheral Computer Support dated March 8, 1996

          11.1   Statement Regarding Computation of Earnings Per Share

          27     Financial Data


Integrated Packaging Assembly Corporation, Form 10-Q                     Page 18