Form 10-Q
period 1996-09-29
INTEGRATED PACKAGING ASSEMBLY CORP
filed 1996-11-12
CIK 924101

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          __________________________

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1996

                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________


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

                        Yes  [X]               No  [_]

Number of shares of common stock outstanding as of November 11, 1996: 13,808,834

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements
                 Condensed Balance Sheet.............................. 3
                 Condensed Statement of Operations.................... 4
                 Condensed Statement of Cash Flows.................... 5
                 Notes to Financial Statements........................ 6

         Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations........... 8

PART II. OTHER INFORMATION

         Item 6. Exhibits............................................. 16

         Signatures................................................... 17

         Exhibit Index................................................ 18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION
                            CONDENSED BALANCE SHEET
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                        SEPT. 29,       DEC. 31,
                                                          1996            1995
                                                        ---------       --------
ASSETS
   Current assets:
      Cash and cash equivalents                         $15,149         $ 5,424
      Short term investments                              6,044              --
      Accounts receivable, net                            5,520           2,903
      Inventory                                           2,099           2,141
      Prepaid expenses and other current assets             897             487
                                                        -------         -------
          Total current assets                           29,709          10,955

   Property and equipment, net                           28,541          17,050
   Other assets                                             295             255
                                                        -------         -------
          Total assets                                  $58,545         $28,260

LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
      Current portion of long term debt                 $ 4,301         $ 2,948
      Accounts payable                                    2,673           1,855
      Accrued expenses and other liabilities              2,814           1,379
                                                        -------         -------
          Total current liabilities                       9,768           6,182

   Long term debt                                         8,126           7,015

   Mandatorily Redeemable Convertible Preferred Stock        --          15,981
                                                        -------         -------
   Shareholders' equity (deficit)
      Common Stock                                       39,798             449
      Accumulated earnings (deficit)                        833          (1,367)
                                                        -------         -------
          Total shareholders' equity (deficit)           40,631            (918)
                                                        -------         -------
          Total liabilities and shareholders' equity    $58,545         $28,260
                                                        =======         =======

  The accompanying notes are an integral part of these financial statements.

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION
                       CONDENSED STATEMENT OF OPERATIONS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                          FISCAL QUARTER ENDED             NINE MONTHS ENDED
                                                        ------------------------        -----------------------
                                                        SEPT. 29,        OCT. 1,        SEPT 29,        OCT. 1,
                                                          1996            1995            1996           1995
                                                        ---------       --------        -------         -------
Revenues                                                $10,385         $ 6,069         $26,911         $13,713
Cost of revenues                                          8,062           4,724          20,839          10,274
                                                        -------         -------         -------         -------
Gross profit                                              2,323           1,345           6,072           3,439
                                                        -------         -------         -------         -------
Operating expenses
     Selling, general & administrative                      959             619           2,562           1,510
     Research & development                                 275             196             737             493
                                                        -------         -------         -------         -------
        Total operating expenses                          1,235             815           3,299           2,003

Operating income                                          1,088             530           2,773           1,436

Interest & other income (expense)                           (17)            (45)            (73)           (383)
                                                        -------         -------         -------         -------
Income before income taxes                                1,071             485           2,700           1,053

Provision for income taxes                                  (50)            (35)           (500)            (75)
                                                        -------         -------         -------         -------
Net income                                              $ 1,021         $   450         $ 2,200         $   978
                                                        =======         =======         =======         =======
Net income per share                                    $  0.07         $  0.04         $  0.16         $  0.08
                                                        =======         =======         =======         =======
Weighted average common shares and equivalents           14,732          11,253          13,979          11,265
                                                        =======         =======         =======         =======

The accompanying notes are an integral part of these financial statements

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION
                       CONDENSED STATEMENT OF CASH FLOWS
                           INCREASE (DECREASE) CASH
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                             -----------------------
                                                             SEPT. 29,       OCT. 1,
                                                               1996           1995
                                                             --------        -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $ 2,200         $   978

  ADJUSTMENTS:
    Depreciation and amortization                              2,192             547
    Changes in assets and liabilities:
      Accounts receivable                                     (2,617)         (1,769)
      Inventory                                                   42            (478)
      Prepaid expenses and other assets                         (450)           (277)
      Accounts payable                                           817             448
      Accrued expenses and other liabilities                   1,436            (127)
                                                             -------         -------
    Net cash provided by (used in) operating activities        3,620            (678)
                                                             -------         -------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisition of property and equipment                      (13,425)         (3,759)
  Net investment in short term investments                    (6,044)             --
                                                             -------         -------
    Net cash used in investing activities                    (19,469)         (3,759)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Payments under capital lease obligations                    (1,174)           (656)
  Principal payments on note payable                          (1,162)             --
  Proceeds from note payable                                   4,634              --
  Proceeds from issuance of Mandatorily Redeemable
    Convertible Preferred Stock                                   --           7,961
  Proceeds from issuance of Common Stock, net                 23,276              27
                                                             -------         -------
    Net cash provided by investing activities                 25,574           7,332
                                                             -------         -------

NET INCREASE (DECREASE) IN CASH                                9,725           2,895
Cash and cash equivalents at beginning of period               5,424           3,030
                                                             -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $15,149         $ 5,925
                                                             =======         =======

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCIING ACTIVITIES
  Acquisition of equipment under capital leases              $   147         $    40
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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not have the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995 included in the Company's Registration Statement on Form SB-2 declared effective February 28, 1996.

The results of operations for the three month and nine month periods ended September 29, 1996 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1996.



FISCAL YEAR

The Company's fiscal quarters and year end on the Sunday nearest the calendar
quarter end and December 31, respectively.   For purposes of financial statement
presentation, each fiscal year is presented as having ended on December 31 and each fiscal quarter is presented as having ended on the calendar quarter end. Fiscal 1994 consisted of 53 weeks; fiscal 1995 and 1996 each consist of 52 weeks.

NOTE 2.    BALANCE SHEET COMPONENTS
           (IN THOUSANDS)

                                           SEPT. 29,       DEC. 31,
                                             1996            1995
                                            ------          ------
       INVENTORY
           Raw materials                    $1,881          $1,906
           Work in progress                    218             235
                                            ------          ------
                                            $2,099          $2,141
                                            ======          ======

NOTE 3.   COMMON STOCK

Common Stock as of September 29, 1996 reflects the sale of 3,450,000 shares of Common Stock issued in the Company's initial public offering completed February
28, 1996.   Net proceeds to the Company were $23.2 million as a result of the
initial public offering.   In addition, Common Stock also reflects the
conversion of all the Mandatorily Redeemable Convertible Preferred Stock outstanding prior to the public offering into an aggregate of 7,862,130 shares of Common Stock which occurred upon the closing of the public offering.



NOTE 4.   INCOME TAXES

The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings for the interim period. The effective tax rate differs from the statutory rate primarily due to use of federal and state net operating loss carryforwards (NOLs) and state investment tax credits.



NOTE 5.   NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of Common Stock issued upon the conversion of the Company's Mandatorily Redeemable Convertible Preferred Stock using the as if converted method and the exercise of stock options and warrants using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, common stock equivalent shares relating to stock options and warrants, using the treasury stock method, and the Mandatorily Redeemable Convertible Preferred Stock, even where antidilutive, using the as if-converted method, issued subsequent to December 31, 1994 are included in the computation of net income per share through February 28, 1996, the date of the Company's initial public offering.

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


OVERVIEW

Integrated Packaging Assembly Corporation (the "Company") is an independent North American semiconductor packaging foundry. The Company receives wafers from its customers and assembles each integrated circuit in a protective plastic package. The Company commenced commercial production in the quarter ended March
31, 1994.   Since then, the Company has been engaged in a continual program to expand its manufacturing capacity, and the Company believes that its competitive position depends substantially on its ability to successfully continue such expansion. The expansion of the Company's manufacturing capacity is highly dependent on the ability of the Company (i) to obtain certain critical capital equipment which is manufactured for the Company by a limited number of suppliers
and (ii) to identify, hire, and train qualified personnel.   See "Certain
Factors Affecting Operating Results".

REVENUES
--------

The Company recognizes revenues upon shipment of products to its customers. Revenue for the three month and nine month periods ended September 29, 1996, increased to $10.4 million and $26.9 million respectively, representing increases of 71% and 96% respectively, over the comparable periods in the prior fiscal year. The increase in revenues for both the three month and nine month periods reflect both a growth in unit volume from existing customers as well as an expansion of the Company's customer base.

Future revenue growth is dependent on the Company receiving increased orders from current customers and/or new customers and the Company increasing its manufacturing capacity. In order to increase its manufacturing capacity, the Company must obtain additional critical capital equipment and identify, hire, and train qualified personnel. The Company experienced delays in the receipt of two molding and encapsulation systems during the first and second quarters of fiscal 1996. This equipment was received at the end of the second quarter, and the delay in the delivery had an adverse impact on second quarter revenues.

A substantial portion of the Company's net revenues in each quarter results from shipments during the last month of that quarter, and for that reason, among others, the Company's revenues are subject to significant quarterly fluctuations. In addition, the Company establishes its targeted expenditure levels based on expected revenues. If anticipated orders and shipments in any quarter do not occur when expected, expenditure levels could be disproportionately high and the Company's operating results for that quarter could be materially adversely affected.

GROSS PROFIT
------------

Cost of revenues includes materials, labor, depreciation and overhead costs
associated with semiconductor packaging.   Gross profit for the three month and
nine month periods ended September 29, 1996 increased to $2.3 million and $6.1 million respectively representing increases of 73% and 77% respectively, over
the comparable periods in the prior fiscal year.   Gross profit as a percentage
of revenues, or gross margin, was 22.4% for the third quarter of 1996 compared
to 22.2% for the third quarter of 1995.   Gross margin decreased to 22.6% for
the nine month period ended September 29, 1996 compared to 25.1% for the same
period in 1995.   Gross margin declined during the first nine months of 1996 compared with the comparable period in 1995 because prototype orders, which carry significantly higher gross margins than high volume production orders, comprised a significant portion of revenues during the early part of 1995.
Since the second half of 1995, prototype orders have not been a significant part of the Company's revenues.


SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------

Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal, and accounting costs. Selling, general and administrative expenses increased 55% to $959,000 and 70% to $2.6 million for the three month and nine month periods ended
September 29, 1996, respectively, over the comparable periods in 1995.   These
increases were due primarily to increases in staff, marketing efforts and facilities to support the Company's expansion.

As a percentage of revenues, selling, general and administrative expenses decreased from 10.2% for the third quarter of 1995 to 9.2% in the third quarter of 1996, and from 11.0% for the first nine months of fiscal 1995 to 9.5% for the
comparable period in 1996.   The decreases in such expenses as a percentage of
revenues were a result of spreading fixed costs over a larger revenue base. The Company anticipates that its selling, general and administrative expenses will continue to increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of revenues.


RESEARCH AND DEVELOPMENT
------------------------

Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses increased 41% to $276,000 and 50% to $737,000 for the three month and nine month periods ended September 29, 1996 respectively, over the comparable periods in 1995. These increases were due primarily to the Company's expanded efforts in ongoing product development.

As a percentage of revenues, research and development expenses decreased from 3.2% in the third quarter of 1995 to 2.7% in the third quarter of 1996, and from 3.6% for the first nine months of fiscal 1995 to 2.7% for the comparable period
in 1996.   The decreases in such expenses as a percentage of revenues reflect the higher revenue level in 1996. The Company anticipates that its research and development expenses will continue to increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of revenues.

INTEREST AND OTHER INCOME (EXPENSE)
-----------------------------------

Interest and other income resulted in net other expense of $17,000 for the quarter ended September 29, 1996 compared to a net other expense of $45,000 for the same quarter last year. For the nine month period ended September 29, 1996, such net other expense declined to $73,000 compared to $383,000 for the comparable period in 1995. This decline in net other expense was due primarily to increased interest income arising from cash proceeds obtained in the Company's initial public offering which was completed in March, 1996, offset in part by increased interest expense due to a larger borrowing base.

PROVISION FOR INCOME TAXES
--------------------------

The Company applied a provision for income taxes for the nine months ended September 29, 1996 at an expected rate of approximately 19%, compared to a rate of 7% for the comparable period in the prior year. The rate for 1996 reflects the application of the anticipated use of the Company's remaining tax loss carryforward and the utilization of various tax credits, the primary one being the California Manufacturer's Investment Credit.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the nine month period ended September 29, 1996, the Company's principal sources of liquidity were cash flow from operations of $3.6 million, proceeds of $4.6 million from equipment secured term loans, and net proceeds of $23.1 million from its initial public offering completed in the first quarter. Cash flow from operations was comprised primarily of net income and non-cash depreciation and amortization expenses of $2.2 million, an increase in accounts payable and accrued liabilities of $2.3 million, offset by an increase in accounts receivable of $2.6 million. As of September 29, 1996, the Company had cash and cash equivalents of $15.1 million and short term investments of $6.0 million.

The Company had capital expenditures of $13.4 million during the first nine months of 1996. Such capital expenditures were incurred primarily for the purchase of production equipment. The Company expects to spend approximately $6 million on capital expenditures during the remainder of 1996, primarily for the acquisition of production equipment. Most of the Company's production equipment has been funded either through capital leases or term loans secured by production equipment. The Company acquired $3.7 million and $4.0 million of production equipment through capital leases in 1993 and 1994 respectively, which leases expire from December 1997 to January 1999. The production equipment acquired in 1995 was funded through two term loans, with a total amount of $4.9 million, secured by the equipment.

Through October 1996, the Company has secured loan facilities from four lenders providing a total of $15 million of equipment financing, available through June 1997. The Company has utilized $4.4 million of these facilities through September 29, 1996.

The Company has a $2.0 million revolving credit line, secured by substantially all of the Company's assets, expiring in May 1997. As of September 29, 1996, no money had been borrowed against this line.

The Company believes that its existing cash and short term investment balances along with anticipated cash from operations and equipment financing will be sufficient to meet its projected working capital and other cash requirements for the next 12 months. There can be no assurance, however, that lower than expected revenues, increased expenses, increased costs associated with the purchase or maintenance of capital equipment, or other events will not cause the Company to seek more capital, or capital sooner than currently expected. The timing and amount of the Company's actual capital requirements will depend on a number of factors, including demand for the Company's services, availability of capital equipment, adverse fluctuations in foreign currency exchange rates, changes in semiconductor industry conditions and competitive factors. There can be no assurance that additional financing will be available when needed or, if available, will be available on satisfactory terms.

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



DEPENDENCE ON A LIMITED NUMBER OF EQUIPMENT SUPPLIERS
-----------------------------------------------------

The semiconductor packaging business is capital intensive and requires a substantial amount of highly automated, expensive capital equipment which is manufactured by a limited number of suppliers, many of which are located in Asia or Europe. The market for capital equipment used in semiconductor packaging has been and is expected to continue to be characterized by intense demand, limited supply and long delivery cycles. As the Company continues to expand its production capacity, it will be necessary for the Company to obtain a substantial amount of this capital equipment. Accordingly, the Company's operations and expansion plans are highly dependent on its ability to obtain a significant amount of this capital equipment from a limited number of suppliers. The Company has no long term agreement with any such supplier and acquires such equipment on a purchase order basis. This dependence creates substantial risks. Should any of the Company's major suppliers be unable or unwilling to provide the Company with high quality capital equipment in amounts necessary to meet the Company's requirements, the Company would experience severe difficulty locating alternative suppliers in a timely fashion and its ability to achieve its expansion plans would be materially adversely affected. A prolonged delay in equipment shipments by key suppliers or an inability to locate alternative equipment suppliers would have a material adverse effect on the Company's business, financial condition and results of operations and could result in damage to customer relationships.

In this regard, the Company experienced a significant delay in the receipt of two molding systems previously scheduled for delivery in March and April 1996,
which did not arrive until late in the second quarter of 1996.   These delays
adversely impaired the Company's revenues in the second quarter of 1996.

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

DEPENDENCE ON THE SEMICONDUCTOR INDUSTRY
----------------------------------------

The Company's business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and, at various times, has been subject to significant economic downturns and characterized by reduced product demand, rapid erosion of average selling prices and production overcapacity. In addition, the markets for integrated circuits are characterized by rapid technological change, evolving industry standards, intense competition and fluctuations in end user demand. Because the Company's business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any downturn in the semiconductor industry is expected to have an adverse effect on the Company's business, financial condition and
results of operations.   For example, delays or rescheduling of orders due to a
downturn or anticipated downturn in the semiconductor industry could have a material adverse effect on the Company's business, operating results and financial condition.

In this regard, the Company experienced a significant decline in orders during June 1996 which the Company attributes to reduced demand for semiconductors manufactured by certain of the Company's customers that serve, in particular, the personal computer market. There can be no assurance that this downturn in the computer industry, or the general economic conditions underlying this
downturn, will not recur again.   Furthermore, there can be no assurance that
any such continuation or expansion of this downturn will not result in an additional and significant decline in the demand for the products produced by the Company's customers and a corresponding material adverse impact on the Company's business, operating results and financial condition.

In addition, the Company has been substantially dependent on a relatively small number of customers within the semiconductor industry. The Company anticipates that significant customer concentration will continue through fiscal year 1996
and at least through early 1997.   There can be no assurance that such customers
or any other customers will continue to place orders with the Company in the future at the same levels as in prior periods. The loss of one or more of the Company's customers, or reduced orders by any of its key customers, would adversely affect the Company's business, financial condition and results of operations.



EXPANSION OF MANUFACTURING CAPACITY
-----------------------------------

The Company believes that its competitive position depends substantially on its ability to expand its manufacturing capacity. The Company is continuing to make significant investments to expand such capacity, particularly through the acquisition of capital equipment and the training of new personnel. There can be no assurance that the Company will be able to utilize such capacity or expand its manufacturing capacity in a timely manner, that the cost of such expansion will not exceed management's current estimates or that such capacity will not exceed the demand for the Company's services. In addition, expansion of the Company's manufacturing capacity will continue to significantly increase the Company's fixed costs, and the future profitability of the Company will depend on its ability to utilize its manufacturing capacity in an effective manner.
The Company's inability to generate the additional revenues necessary to fully utilize its capacity would have a material adverse effect on the Company's business, financial condition and results of operations.

MANAGEMENT OF GROWTH
--------------------

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



PRODUCT QUALITY AND RELIABILITY; PRODUCTION YIELDS
--------------------------------------------------

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



DEPENDENCE ON RAW MATERIALS SUPPLIERS AND SUBCONTRACTORS
--------------------------------------------------------

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



DEPENDENCE ON SINGLE MANUFACTURING FACILITY
-------------------------------------------

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



COMPETITION; POTENTIAL DECLINE IN AVERAGE SELLING PRICES
--------------------------------------------------------

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



                                INTEGRATED PACKAGING ASSEMBLY CORPORATION


Date:  November 11, 1996        /s/   Tony Lin

                                ______________________________
                                Tony Lin
                                Principal Financial and Accounting Officer

                                 EXHIBIT INDEX


11.1 Statement Regarding Computation of Earnings Per Share

27   Financial Data