Form 10-K
period 1996-12-31
INTEGRATED PACKAGING ASSEMBLY CORP
filed 1997-03-31
CIK 924101

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

                                    Form 10-K
(Mark One)
x_|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 1996

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from       to
                         Commission File Number 0-27712

                    INTEGRATED PACKAGING ASSEMBLY CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

         California                                          77-0309372
(State or other jurisdiction of                           (I.R.S Employer
 incorporation or organization)                        Identification Number)




          2221 Oakland Road                                     95131
         San Jose, California                                 (Zip Code)
(Address of principal executive offices)




        Registrant's telephone number including area code: (408) 321-3600
      Securities registered pursuant to Section 12(g) of the Exchange Act:
                           Common Stock, no par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]   NO  [_]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company as of March 19, 1997, was approximately $19,700,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock outstanding as of March 19, 1997 was 13,923,403.

                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders to be held June 17, 1997 are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----
PART I

     Item 1.  Business..........................................................    1
     Item 2.  Properties........................................................   10
     Item 3.  Legal Proceedings.................................................   10
     Item 4.  Submission of Matters to a Vote of Security Holders...............   10

PART II

     Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters..............................................   11
     Item 6.  Selected Financial Data...........................................   12
     Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............................   13
     Item 8.  Financial Statements and Supplementary Data.......................   20
     Item 9.  Changes in and Disagreement with Accountants on Accounting
               and Financial Disclosure ........................................   38

PART III

     Item 10.  Directors and Executive Officers of the Registrant...............   39
     Item 11.  Executive Compensation...........................................   39
     Item 12.  Security Ownership of Certain Beneficial Owners and Management...   39
     Item 13.  Certain Relationships and Related Transactions...................   39

PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..   40

SIGNATURES......................................................................   42


                                     PART I

         This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors set forth herein.

Item 1.  Business

         Integrated Packaging Assembly Corporation ("IPAC") is a leading independent North American semiconductor packaging foundry. The Company receives wafers from its customers and assembles each integrated circuit in a protective plastic package. The Company's close proximity to its customers and the end-users of its customers' products allows it to provide quick turnaround design and prototype production and timely delivery of products in high volume.

Industry Background

Semiconductor Manufacturing Process

         The manufacture of semiconductors requires complex and precise steps which can be broadly characterized as wafer fabrication, packaging and testing. Wafer fabrication begins with raw silicon wafers and ends with devices in the form of die on wafers. Since the die must be packaged to protect them and facilitate their use in electronic systems, the fabricated wafers are transferred to packaging facilities. The packaging facility dices the wafer into individual die, and through a series of processes connects wire leads to the die and encapsulates the die in a protective casing. The packaged semiconductor die must then be tested to ensure functionality before shipment for use.

         Semiconductor companies in North America utilize various business models for the design and manufacture of semiconductors. Certain vertically integrated companies perform all stages of the manufacturing process. Other companies outsource certain aspects of the manufacturing process, including wafer fabrication and packaging. Wafers fabricated by or for North American semiconductor companies are often tested in North America and then shipped for packaging to captive or independent packaging foundries in Asia. The packaged semiconductors are often returned to North America for final test and distribution to customers. The shipment to and from Asia for packaging can lengthen the semiconductor manufacturing process significantly.

Semiconductor Packaging Market

         The growth in the worldwide semiconductor market has created a significant demand for semiconductor packaging capacity. Different types of devices such as microprocessors, logic devices and memory devices require different packaging solutions to accommodate different requirements for heat dissipation and signal propagation. Semiconductor packages are categorized largely by the technology employed to interconnect the packaged circuits to printed circuit boards. Surface mount technology ("SMT"), in which the leads on integrated circuits are soldered to the surface of the printed circuit board, is a newer and more advanced technology than pin through hole ("PTH") technology, in which the leads are inserted into holes in the printed circuit board. SMT allows components to be placed on both sides of the board, which permits a higher degree of system integration, increases system performance and reduces system cost.

         The package types used to accommodate SMT include small outline ("SO") packages, quad flat packages ("QFP"), thin quad flat packages ("TQFP") and ball grid array ("BGA") packages. QFPs and TQFPs are primarily used for logic devices, such as field programmable gate arrays ("FPGAs") and application specific integrated circuits ("ASICs"), which have lead counts of up to 376 leads per device, while SO packages are primarily used for memory and analog devices that have much lower lead counts. BGA is an emerging packaging technology that can accommodate up to 1,000 leads per device.

         To meet their packaging requirements, semiconductor companies have relied on captive or independent packaging foundries, principally located in Asia. These packaging foundries were initially located in Asia in the 1970s to take advantage of low labor costs. Competition among independent packaging foundries during this period was based largely on price and the availability of capacity because the large feature sizes of the semiconductors did not present significant technological challenges or opportunities for differentiation among packaging techniques. During the 1980s, semiconductor packaging commenced a transition from a labor intensive operation to a capital intensive, technologically advanced operation as packaging facilities were forced to automate to accommodate significantly more complex devices while achieving consistency, quality and reliability. These trends accelerated in the 1990s at the same time that intense competition among semiconductor companies shortened product life cycles for many devices. As a result, cycle time has become a critical factor in the semiconductor packaging industry.

         The Company believes that the use of independent packaging foundries enables semiconductor companies to reduce costs and shorten production cycles. By packaging a greater volume of semiconductors than a given semiconductor company is likely to do internally, an independent packaging foundry can reduce costs by employing technically advanced equipment and by procuring raw materials more cost-effectively. The use of independent packaging foundries also enables semiconductor companies to avoid the high cost of capital equipment required for advanced semiconductor packaging. In addition, semiconductor companies are realizing that the expertise of independent packaging foundries can be a source for advanced packaging technologies that can satisfy their requirements for miniaturization, high lead counts and thermal and electrical performance.

Strategy

         The Company's objective is to be the leading independent semiconductor packaging foundry in North America. The principal elements of the Company's strategy are set forth below.

Locate Facilities in North America Near Customers and End-Users

         The Company's packaging facility is located in San Jose, California in close proximity to its customers and the end-users of its customers' products. Due to intense competitive pressures in the electronics industry, semiconductor companies are faced with increasingly shorter product life cycles and therefore have a need to reduce the time it takes to bring a product to market. The Company believes that its close proximity to its customers promotes quicker turnaround design, prototype production and final product delivery to its North American customers, compared to its principal competitors which are all currently located in Asia.

Provide High Quality Customer Service

         The Company believes that the principle components of quality customer service are time to market, reliability and quality. Since the product life cycles of integrated circuits continue to contract, IPAC offers short packaging cycles as a principal benefit to its customers. In addition, the Company has established a quality control system that is designed to enable it to maintain reliable services, high product quality and high production yields. The Company also maintains a flexible production capability which enables it to react quickly to changes in customer requirements as well as industry developments.

Focus on Selected High Growth Markets

         The Company focuses on QFPs and TQFPs which are used for complex, high pin-count products, such as FPGAs and ASICS. The Company is also developing capacity for BGA packages. The Company expects QFPs, TQFPs and BGAs to be growth areas of the packaging market, and generally command higher margins than most other packages.

Manufacturing

Semiconductor Packaging Services

         The Company has focused on packages designed for assembly using the newer and technologically advanced SMT. Within the SMT market, the Company focuses on high pin-count packages, such as QFPs and TQFPS. The Company offers nine different QFP and TQFP families with body sizes ranging from 10x10 mm to 32x32 mm, and with the number of leads available in certain package families ranging from 44 to 376 leads. Integrated circuits packaged by the Company are used in the following applications: personal computers, modems, disk drives and telecommunications, among others. The Company also offers a limited number of packages for emerging packaging technologies, such as BGA packages. Since inception, QFPs and TQFPs have accounted for substantially all of the Company's packaging revenues.

         Packaging involves several manufacturing operations which are highly automated to facilitate high volume production. The assembly process begins with the mounting of a finished, tested wafer onto a carrier. After a dicing saw cuts the wafer into individual die, the cut wafer is moved to a die bonder which picks each good die off the wafer and bonds it to a lead frame with epoxy resin. A lead frame is a miniature sheet of metal, generally made of copper with selective silver plating on which the pattern of input/output (I/0) leads has been cut. Next, very fine (typically 0.001 inches in diameter) gold wires are connected to the die and the leads through the use of automated machines known as wire bonders. These wire leads provide the electrical path necessary for the device to function. Each die is then encapsulated in a plastic casing and marked. The leads protruding from the finished casing are then plated with a tin and lead composition to permit the leads to be connected to the printed circuit board. At the end of the packaging process, the leads are trimmed and formed into requisite shapes. After this packaging process is complete, the devices undergo final inspection and are prepared for shipment.

         The Company has expended substantial resources to significantly expand its production capacity over the past three years. The Company shipped approximately 1.6 million devices in 1994, approximately 10.5 million devices in 1995 and approximately 18.1 million devices in 1996. Since the fourth quarter of 1996, the Company has had available manufacturing capacity. The Company's manufacturing capacity utilization is a function of the mix of different package types produced by the Company at any one time and the proportion of standard production runs compared to expedited production runs. Thus, as the Company shifts its production among different package types or allocates a different amount of available capacity to standard production runs, the rate of the Company's capacity utilization changes, at times significantly.

         The Company believes that its competitive position depends on its ability to have sufficient capacity to meet anticipated customer demand. Accordingly, although the Company currently has available manufacturing capacity, the Company is continuing to make significant investments to expand such capacity, particularly through the acquisition of capital equipment and the training of new personnel. There can be no assurance that the Company will be able to utilize such capacity, to expand its manufacturing capacity in a timely manner, that the cost of such expansion will not exceed management's current estimates or that such capacity will not exceed the demand for the Company's services. In addition, expansion of the Company's manufacturing capacity will continue to significantly increase its fixed costs, and the future profitability of the Company will depend on its ability to utilize its manufacturing capacity in an effective manner. The Company's inability to generate the additional production volume necessary to fully utilize its capacity would have a material adverse effect on the Company's business, financial condition and results of operations.

         The semiconductor packaging business is capital intensive and requires a substantial amount of highly automated, expensive capital equipment which is manufactured by a limited number of suppliers, many of which are located in Asia or Europe. The Company's operations are significantly dependent upon the Company's ability to obtain capital equipment for its manufacturing operations in a timely manner. In this regard, the Company currently expects to spend up to $7.0 million to purchase capital equipment in 1997. The Company currently purchases capital equipment from a limited group of suppliers including Dai-Ichi Seiko Co., Ltd., ESEC SA and Kaijo Corporation. The Company has no long term agreement with any such supplier and acquires such equipment on a purchase order basis. The market for capital equipment used in semiconductor packaging has been and is expected to continue to be characterized by intense demand, limited supply and long delivery cycles. The Company's dependence on such equipment suppliers poses substantial risks. Should any of the Company's major suppliers be unable or unwilling to provide the Company with high quality capital equipment in amounts necessary to meet the Company's requirements, the Company would experience severe difficulty locating alternative suppliers in a timely fashion and its operations could be materially adversely affected. In this regard, in the second half of 1996, the Company experienced problems with the performance of certain capital equipment which resulted in manufacturing inefficiencies. These equipment problems had a material adverse effect on the Company's financial results in the fourth quarter of 1996. Any further problems with such capital equipment or any prolonged delay in equipment shipments by key suppliers or an inability to locate alternative equipment suppliers could have a material adverse effect on the Company's business, financial condition and results of operations and could result in damage to customer relationships. Moreover, increased levels of demand in the capital equipment market may cause an increase in the price of equipment, further lengthen delivery cycles and limit the ability of suppliers to adequately service equipment following delivery, any of which could have an adverse effect on the Company's business, financial condition or results of operations. In addition, adverse fluctuations in foreign currency exchange rates, particularly the Japanese yen, could result in increased prices for capital equipment purchased by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company currently outsources electroplating of the copper leads protruding from the plastic moldings with a tin and lead composition from International Lead Frame Corporation, a subsidiary of Mitsui High-Tec, Inc., and Hytek Finishes, Inc. The Company has no long term agreement with either supplier and such services are provided on a purchase order basis. From time to time, the Company's plating subcontractors have experienced significant manufacturing problems. In particular, such problems resulted in delayed customer shipments by, and increased costs to, the Company during the second and third quarters of 1995. There can be no assurance that the Company's subcontractors will not experience manufacturing problems in the future or that such problems will not result in increased costs or production delays which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has placed orders for advanced electroplating systems which it currently plans to install at a leased facility in San Jose, California which will be operated by the Company. The Company currently expects its plating facility to be in operation in the second quarter of 1997, although there can be no assurance that equipment delivery delays or other factors will not adversely impact such schedule.

Quality Control

         The Company believes that total quality management is a vital component of customer satisfaction and internal productivity. The Company has established quality control systems which are designed to maintain acceptable manufacturing yields at high volume production. The Company has also developed a sophisticated proprietary software program for material resource planning, shop floor control, work in process tracking, statistical process control and product costing. The Company obtained certification for its packaging operations pursuant to ISO 9002 in December 1996.

         As of December 31, 1996, the Company's quality control staff consisted of 11 engineers, technicians and other employees who monitor the Company's design and production processes in order to ensure high quality. These employees include line inspectors who work with members of the production staff to conduct examination, testing and fine-tuning of products during the production process. Quality control personnel are involved from initial design to production. The quality control staff also collects and analyzes data from various stages of the production process which is used by the Company for statistical process control.

         The semiconductor packaging process is complex and product quality and reliability is subject to a wide variety of factors. Defective packaging can result from a number of factors, including the level of contaminants in the manufacturing environment, human error, equipment malfunction, use of defective raw materials, defective plating services and inadequate sample testing. From time to time, the Company expects to experience lower than anticipated production yields as a result of such factors. For example, in the second half of 1996, the Company identified a problem with certain elements of the manufacturing process for lead frames which resulted in reduced yields for the affected products and substantially reduced orders from a major customer which adversely impacted the Company's operating results. The Company's failure to maintain high quality production standards or acceptable production yields would likely result in loss of customers, delays in shipments, increased costs, cancellation of orders and product returns for rework, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Raw Materials and Suppliers

         The Company's packaging operations depend upon obtaining adequate supplies of raw materials on a timely basis. The principal raw materials used in the Company's packaging process are lead frames, gold wire and molding compound. The semiconductors used by the Company are supplied by its customer or the customer's wafer foundry; consequently, the Company incurs no inventory costs relating to the silicon wafers used in its packaging process. The Company does not maintain large inventories of lead frames, gold wire or molding compound, and has from time to time experienced difficulty in obtaining acceptable materials on a timely basis.

         The Company maintains a supplier quality program that includes qualification, performance measurement and corrective action requirements. The Company chooses its suppliers based on quality, delivery, service and price. The Company sources most of its raw materials, including critical materials such as lead frames and die attach compound, from a limited group of suppliers, including Sumitomo Metal Mining Co., Ltd., Dai Nippon Printing, Acqutek International and Tokyo Printing Ink Manufacturing Co., Ltd. Molding compound, a critical raw material, is obtained from Sumitomo Bakelite Co., Ltd., a sole source supplier. From time to time, vendors have extended lead times or limited the supply of required materials to the Company because of vendor capacity constraints and, consequently, the Company has experienced difficulty in obtaining acceptable raw materials on a timely basis. In addition, from time to time, the Company may reject materials from those vendors that do not meet its specifications, resulting in declines in output or yield. Any interruption in the availability or quality of materials from these suppliers would materially adversely affect the Company's business, financial condition and results of operations. The Company purchases all of its materials on a purchase order basis and has no long term contracts with any of its suppliers. There can be no assurance that the Company will be able to obtain sufficient quantities of raw materials and other supplies. The Company's business financial condition and results of operations would be materially adversely affected if it were unable to obtain sufficient quantities of raw materials and other supplies in a timely manner or if there were significant increases in the costs of raw materials that the Company could not pass on to its customers.

Marketing and Sales

         The Company's marketing and sales efforts are focused on North American semiconductor companies that design or manufacture logic devices which are used in applications such as personal computers, modems, disk drives and telecommunications. Within such markets, the Company emphasizes packaging complex, high pin- count products. The Company sells its services directly through its sales and customer support organization. The Company assists its customers in evaluating designs with respect to manufacturability and when appropriate recommends design changes to reduce manufacturing costs and lead times. The Company also offers lead frame design services for a fee.

         To date, the Company has been substantially dependent on a relatively small number of customers. Specifically, Cirrus Logic, Tseng Laboratories, and Intel Corporation accounted for 32%, 17% and 14%, respectively, of the Company's revenues in 1996, Cirrus Logic and Sierra Semiconductor accounted for 29% and 20%, respectively, of the Company's revenues in 1995, and Sierra Semiconductor, Orbit Semiconductor and Standard Microsystems accounted for 27%, 18%, and 18%, respectively, of the Company's revenues in 1994. The Company anticipates that significant customer concentration will continue at least through 1997, although the companies which constitute the Company's largest customers may change from period to period.

         All of the Company's customers operate in the cyclical semiconductor business and their order levels may vary significantly from period to period. In addition, there can be no assurance that such customers or any other customers will continue to place orders with the Company in the future at the same levels as in prior periods. There can be no assurance that adverse developments in the semiconductor industry will not adversely affect the Company's business, financial condition and results of operations. The loss of one or more of the Company's customers, or reduced orders by any of its key customers, could adversely affect the Company's business, financial condition and results of operations. The Company ships its products in accordance with customer purchase orders and upon receipt of semiconductor wafers from its customers. The Company generally ships products within one to seven days after receiving the customer's wafers, and, accordingly, the Company has not to date had a material backlog of orders. The Company expects that revenues in any quarter will be substantially dependent upon orders received in that quarter. The Company's expense levels are based in part on its expectations of future revenues and the Company may be unable to adjust costs in a timely manner to compensate for any revenue shortfall.

Competition

         The semiconductor packaging industry is highly competitive. The Company currently faces substantial competition from established packaging foundries located in Asia, such as Advanced Semiconductor Assembly Technology in Hong Kong, Advanced Semiconductor Engineering, Inc. in Taiwan, ANAM in Korea, PT Astra in Indonesia and Swire Technologies in Hong Kong. Each of these companies has significantly greater manufacturing capacity, financial resources, research and development operations, marketing and other capabilities than the Company and has been operating for a significantly longer period of time than the Company. Such companies have also established relationships with many large semiconductor companies which are current or potential customers of the Company. The Company could face substantial competition from Asian packaging foundries should one or more of such companies decide to establish foundry operations in North America. The Company could also face competition from emerging independent, North American packaging foundries. The Company also competes against companies which have in-house packaging capabilities as current and prospective customers constantly evaluate the Company's capabilities against the merits of in-house packaging. Many of the Company's customers are also customers of one or more of the Company's principal competitors. The principal elements of competition in the semiconductor packaging market include delivery cycle times, price, product performance, quality, production yield, responsiveness and flexibility, reliability and the ability to design and incorporate product improvements. The Company believes it principally competes on the basis of shorter delivery cycle times it can offer customers due to the close proximity of its manufacturing facility to its customers' operations and the end users of its customers' products.

Research and Development

         The Company's research and development efforts are focused on improving the efficiency and capabilities of its production processes, and on developing new packages by making improvements upon commercially available materials and technology. The Company's research and development efforts are focused on improving existing technology, such as developing thermally enhanced QFPs that result in better heat dissipation, and emerging packaging technologies, such as BGA packages that provide for an increased number of leads per device without increasing the size of the functional integrated circuit. Although the Company did not ship commercial quantities of BGA devices in 1996, it believes that the increased pin count made available by BGA technology is an important technology that will enable the Company to provide new packaging services to its customers. The Company also works closely with the manufacturers of its packaging equipment in designing and modifying the equipment used in the Company's production process.

         As of December 31, 1996, the Company employed 8 persons in research and development activities. In addition, other management and operational personnel are involved in research and development activities. The Company supplements its research and development efforts with alliances and technology licensing agreements. For example, the Company is a member of an ARPA-TRP consortium working to enhance cooperation and participation by United States companies in assembly and packaging technology. In 1996, 1995 and 1994, the Company's research and development expenses were approximately $1,053,000, $694,000 and $170,000, respectively. The Company expects to continue to invest significant resources in research and development.

         The Company has focused its manufacturing resources on plastic quad flat packages ("QFPs") for use with surface mount technology ("SMT"), and the Company has neither the capability nor the intent to provide services to other substantial segments of the semiconductor packaging market. For example, the Company has no capacity to manufacture packages for use with pin through hole ("PTH") technology, nor does the Company presently intend to manufacture packages using materials other than plastic, such as ceramic. BGA packaging currently represents a very small portion of the Company's overall revenues and a relatively small portion of the overall semiconductor packaging market. Technological change in the semiconductor packaging industry is continuous and in the future semiconductor manufacturers are expected to require increased technological and manufacturing expertise. The introduction of new packaging technologies, a reduction or shift away from QFP's, or the failure of the market for BGA packaging to develop could result in a material adverse effect on the Company's business, financial condition and results of operations.

Intellectual Property

         The Company's success depends in part on its ability to obtain patents and licenses and to preserve other intellectual property rights relating to its manufacturing processes. As of December 31, 1996, the Company held four U.S. patents which expire in 2012 and 2013, and six additional patent applications have been filed and are pending. The Company expects to continue to file patent applications when appropriate to protect its proprietary technologies; however, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than on its patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will issue from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to the Company. Moreover, there can be no assurance that any patent rights will be upheld in the future or that the Company will be able to preserve any of its other intellectual property rights.

         As is typical in the semiconductor industry, the Company may receive communications from third parties asserting patents on certain of the Company's technologies. Although the Company has not received any such letters or been a party to any intellectual property litigation, in the event any third party were to make a valid claim and a license were not available on commercially reasonable terms, the Company's business, financial condition and results of operations could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on the Company's business, financial condition and results of operations.

Environmental Matters

         The semiconductor packaging process involves a significant amount of chemicals and gases which are subject to extensive governmental regulations. For example, liquid waste is produced at the stage at which silicon wafers are diced into chips with the aid of diamond saws and cooled with running water. In addition, excess materials on leads and moldings are removed from packaged semiconductors in the trim and form process. The Company has installed equipment to collect certain solvents used in connection with its manufacturing process and has contracted with independent waste disposal companies to remove such hazardous material.

         The Company has placed orders for advanced electroplating systems which it currently plans to install at a leased facility in San Jose, California which will be operated by the Company. This plating operation will involve the use of significant quantities of certain hazardous substances. Although the Company has designed procedures to ensure such materials are handled in compliance with applicable regulations, there can be no assurance that the operation of such facility will not expose the Company to additional costs in complying with environmental regulations or result in future liability to the Company.

         Federal, state and local regulations impose various controls on the storage, handling, discharge and disposal of chemicals used in the Company's manufacturing process and on the facility owned and occupied by the Company. The Company believes that its activities conform to present environmental and land use regulations applicable to its operations and its current facility. Increasing public attention has, however, been focused on the environmental impact of semiconductor manufacturing operations and the risk to neighbors of chemical releases from such operations. There can be no assurance that applicable land use and environmental regulations will not in the future impose the need for additional capital equipment or other process requirements upon the Company or restrict the Company's ability to expand its operations. The adoption of new ordinances or similar measures or any failure by the Company to comply with applicable environment and land use regulations or to restrict the discharge of hazardous substances could subject the Company to future liability or cause its manufacturing operations to be curtailed or suspended.

Employees

         As of December 31, 1996, the Company had 215 full-time employees, 180 of whom were engaged in manufacturing, 8 in research and development, 8 in sales and customer service and 19 in finance and administration. The Company's employees are not represented by any collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good. The success of the Company's future operations depends in large part on the Company's ability to attract and retain highly skilled technical, manufacturing and management personnel. There can be no assurance that the Company will be successful in attracting and retaining key personnel.

Executive Officers

     The executive officers of the Company are as follows:

            Name                    Age                Position(s)
---------------------------------   ---    ------------------------------------
Victor A. Batinovich............    47     President, Chief Executive Officer
                                             and Chairman of the Board
Joel J. Camarda.................    48     Vice President, Operations
Gerald K. Fehr..................    59     Vice President, Technology
Tony Lin........................    48     Vice President, Finance and Chief
                                             Financial Officer

         Victor Batinovich is a co-founder of the Company and has served as the Company's President and Chief Executive Officer and a director since April 1992. He has also served as Chairman of the Board since November 1995. Prior to 1992, Mr. Batinovich founded Advanced Semiconductor Assembly Technology, a semiconductor packaging firm, and served as President from October 1988 to December 1991. Prior to 1988, Mr. Batinovich founded Swire Technologies, a semiconductor packaging firm, serving as Executive Vice President and Chief Operating Officer from April 1984 to August 1988.

         Joel Camarda has served as Vice President, Operations of the Company since July 1994. From April 1988 to July 1994, Mr. Camarda served as Director of Worldwide Assembly Operations for Cypress Semiconductor. From January 1985 to April 1988, Mr. Camarda served as Manager of Advanced Package Engineering for Rockwell Semiconductor Corporation.

         Gerald Fehr is a co-founder of the Company and has served as Vice President, Technology of the Company since April 1992. From January 1991 to April 1992, Dr. Fehr served as an independent consultant in the semiconductor packaging industry. From March 1981 to January 1991, Dr. Fehr served as Director of Packaging and Assembly for LSI Logic, Inc., a semiconductor company. From June 1978 to March 1981, Dr. Fehr served as Manager of Packaging Operations of Burroughs, a semiconductor company. From May 1975 to June 1978, Dr. Fehr served as Manager of Packaging Operations of Fairchild, a semiconductor corporation. From 1968 to 1975, Dr. Fehr served as Manager of Assembly and Packaging for Intel Corporation.

         Tony Lin has served as Vice President, Finance and Chief Financial Officer of the Company since June 1993. From July 1992 to June 1993, Mr. Lin worked as an independent financial consultant for a number of technology companies. From July 1990 to July 1992, Mr. Lin served as Vice President, Finance for Acer America, Inc., a personal computer manufacturer. From August 1989 to June 1990, Mr. Lin served as Controller for Micronics Computers, Inc., a personal computer board manufacturer. From January 1980 to August 1989, Mr. Lin worked for Wang Laboratories and held several senior positions, including Controller of Wang Australia, Area Controller for the Asia/Pacific region and International Manufacturing Controller. Mr. Lin is a Certified Public Accountant.

         The Company's success depends to a significant extent upon the continued service of its key management and technical personnel, including Victor Batinovich, the Company's President and Chief Executive Officer, as well as other senior management, each of whom would be difficult to replace. The competition for qualified employees is intense, and the loss of the services of Mr. Batinovich or any other key personnel or the inability to attract, retain and motivate qualified new personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

         Officers serve at the discretion of the Board and are appointed annually. There are no family relationships between the directors or officers of the Company.

Item 2.  Properties

         In December 1996, the Company purchased the 140,000 square feet building complex in which it had operated since 1993. The Company currently occupies 55,000 square feet in one of the two buildings in the complex, which it uses for its manufacturing operations, executive offices and product development. The Company believes its existing facility is adequate to meet its needs for the foreseeable future. Since the Company does not currently operate multiple facilities in different geographic areas, a disruption of the Company's manufacturing operations resulting from various factors, including sustained process abnormalities, human error, government intervention or a natural disaster such as fire, earthquake or flood, could cause the Company to cease or limit its manufacturing operations and consequently would have a material adverse effect on the Company's business, financial condition and results of operations.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company effected the initial public offering of its Common Stock on February 27, 1996. As of March 19, 1997, there were approximately 300 holders of record of the Company's Common Stock. The Company's Common Stock is listed for quotation in the Nasdaq National Market under the Symbol "IPAC." The following table sets forth for the periods indicated, the high and low prices of the Company's Common Stock as quoted in the Nasdaq National Market.

   Fiscal Year Ended December 31, 1996           High             Low
-------------------------------------------    --------         -------
First Quarter (from February 27, 1996)....     $10 1/8           $7 1/2
Second Quarter............................      14 1/2            5 1/2
Third Quarter.............................      10 1/4            7
Fourth Quarter............................      10 1/4            7 1/2

         The trading price of the Company's Common Stock is expected to continue to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, general conditions in the semiconductor industry, changes in earnings estimates or recommendations by analysts, the failure of the Company to meet or exceed published earnings estimates or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. This volatility has significantly affected the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

         The Company has not paid any cash dividends on its Common Stock and currently intends to retain any future earnings for use in its business. Accordingly, the Company does not anticipate that any cash dividends will be declared or paid on the Common Stock in the foreseeable future.

Item 6.  Selected Financial Data

                                           Year Ended December 31,(1)
                                       -----------------------------------
                                         1996     1995     1994     1993
                                       -------- -------- -------- --------
Statement of Operations Data:
Revenues.............................   $36,402  $20,764  $ 3,451  $    --
Cost of Revenues.....................    28,840   15,627    3,438       --
                                         ------   ------   ------   ------
Gross profit.........................     7,562    5,137       13       --
Operating expenses:..................
 Selling, general and administrative.     3,488    2,229    1,309      777
 Research and development............     1,053      694      170       77
                                         ------   ------   ------   ------
    Total operating expenses.........     4,541    2,923    1,479      854
                                         ------   ------   ------   ------
 Operating income (loss).............     3,021    2,214   (1,466)    (854)
 Interest and other income...........     1,210      551       54       65
 Interest expense....................    (1,384)  (1,074)    (674)     (42)
                                         ------   ------   ------   ------
Income (loss) before income taxes....     2,847    1,691    2,086     (831)
Provision for income taxes...........      (530)    (141)      --       --
                                         ------   ------   ------   ------
Net income (loss)....................   $ 2,317  $ 1,550  $(2,086) $  (831)
                                         ======   ======   ======   ======
Net income (loss) per share(2).......   $  0.16  $  0.14  $ (0.22) $ (0.10)
                                         ======   ======   ======   ======
Weighted average common shares
and equivalents(2)...................    14,157   11,256    9,490    8,285


                                                  As of December 31,
                                       -----------------------------------
                                         1996     1995     1994     1993
                                       -------- -------- -------- --------
Balance Sheet Data:
 Working capital.....................   $15,614  $ 4,773  $ 2,075  $ 2,325
 Total assets........................    69,639   28,260   13,310    7,476
 Long-term obligation................    16,926    7,015    5,371    3,074
 Mandatorily redeemable
  convertible preferred stock........        --   15,981    8,020    4,360
 Total shareholders' equity (deficit)    40,761     (918)  (2,764)    (809)
--------------

(1) The years ended December 31, 1996, 1995, 1994 and 1993 consisted of 52 weeks, 52 weeks, 53 weeks and 52 weeks, respectively.
(2) See Note 1 of Notes to Financial Statements for an explanation of the method used to determine shares used in computing per share amounts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         From its inception in April 1992 through December 1993, IPAC focused on developing manufacturing capacity at its facility in San Jose, California. The Company commenced commercial production and recognized its initial revenues in the quarter ended March 31, 1994. The Company has derived substantially all of its revenues to date from QFPs. The Company has expanded its manufacturing capacity every year since it began operations in early 1994. The Company believes that its competitive position depends on its ability to have sufficient capacity to meet anticipated customer demand. Accordingly, the Company made significant investments in capital equipment and facilities improvements in 1995 and 1996 by acquiring equipment with a cost of $10 million and $19 million, respectively. In 1996, the Company spent an additional $9.2 million to acquire the building complex in which it has operated since 1993. The Company currently occupies approximately 55,000 square feet of the 140,000 square feet in the building complex. The Company believes that its current manufacturing base of installed equipment, plus additional spending for capital equipment and facilities improvements in 1997 of up to $7 million should be sufficient to meet anticipated 1997 capacity requirements.

         The Company's operating results are affected by a wide variety of factors that could materially and adversely affect revenues, gross profit and operating income. These factors include the short-term nature of its customers' commitments, timing and volume of orders relative to the Company's production capacity, long lead times for the manufacturing equipment required by the Company, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, lack of a meaningful backlog, effectiveness in managing production processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company's average selling prices and changes in economic conditions. Unfavorable changes in any of the above factors may adversely affect the Company's business, financial condition and results of operations.

         The Company's business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and, at various times, has been subject to significant economic downturns and characterized by reduced product demand, rapid erosion of average selling prices and production overcapacity. In addition, the markets for integrated circuits are characterized by rapid technological change, evolving industry standards, intense competition and fluctuations in end-user demand. Since the Company' s business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any future downturn in the semiconductor industry is expected to have an adverse effect on the Company's business, financial condition and results of operations.

         The Company has recently experienced a decline in the average selling prices for its services and expects that average selling prices for its services may decline in the future, principally due to intense competitive conditions. A decline in average selling prices of the Company's services, if not offset by reductions in the cost of performing those services, would decrease the Company's gross margins and could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to reduce its cost per unit.

         The Company has experienced substantial growth in the number of its employees and the scope of its operations. This growth is expected to continue to strain the Company's managerial, financial, manufacturing and other resources. In addition, although the Company believes its current controls are adequate, in order to manage its growth, the Company must continue to implement additional operating and financial controls and hire and train additional personnel. In particular, the Company must hire and train significant numbers of additional personnel to operate the highly complex capital equipment required by its manufacturing operations. There can be no assurance that the Company will be able to hire and properly train sufficient numbers of qualified personnel or to effectively manage such growth and its failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any failure to improve the Company's operational, financial and management systems could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, since the Company's expense levels are based in part on anticipated future revenue levels, if revenue were to fall below anticipated levels, the Company's operating results would be materially adversely affected.

Anticipated First Quarter Results

         On March 18, 1997, the Company announced that based on orders received to date, it expected revenues for the first quarter of 1997 to be from $5 million to $6 million. At such revenue levels, the Company announced that it expected to post a loss between $2 million to $2.5 million. The Company's operating results were adversely impacted in the first quarter of 1997 due to lower orders from major customers. This reduced level of orders coupled with problems in the quality of certain capital equipment and raw materials contributed to lower than anticipated sales. These expected results are forward looking statements and are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include, in particular, fluctuations in orders during the remainder of the quarter, the level of capacity utilization, the pricing of the Company's services, market conditions in the semiconductor industry and financial adjustments in connection with the closing of the results for the quarter. Accordingly, there can be no assurance that the Company's actual results for the first quarter will be within the above ranges expected by the Company.

Results of Operations

         The following table sets forth, for the periods indicated, certain items in the Company's statement of operations as a percentage of revenues:

                                                  Year Ended December 31,
                                             -------------------------------
                                             1996          1995         1994
                                             ----          ----         ----

Revenues.................................   100.0%        100.0%       100.0%
Cost of revenues.........................    79.2          75.3         99.6
                                            -----         -----        -----
Gross profit.............................    20.8          24.7          0.4
Operating expenses:
 Selling, general and administrative.....     9.6          10.7         38.0
 Research and development................     2.9           3.3          4.9
                                            -----         -----        -----
   Total operating expenses..............    12.5          14.0         42.9
                                            -----         -----        -----
Operating income (loss)..................     8.3          10.7        (42.5)
Interest and other income................     3.3           2.7          1.6
Interest expense.........................    (3.8)         (5.2)       (19.5)
                                            -----         -----        -----
Income (loss) before income taxes........     7.8           8.2        (60.4)
Provision for income taxes...............    (1.4)         (0.7)          --
                                            -----         -----         -----
Net income...............................     6.4%          7.5%        60.4%
                                            =====         =====         =====
Revenues

         The Company recognizes revenues upon shipment of products to its customers. Revenues increased 75% to $36.4 million in 1996, from $20.8 million in 1995. In 1995, revenues increased 502% from $3.5 million in 1994. The growth in 1996 revenues reflected increased order levels from the Company's three largest customers and revenues earned from the Company's thermally enhanced packages. The largest portions of the 1996 revenue growth occurred during the first three quarters. In the fourth quarter of 1996, revenues declined to $9.5 million from $10.4 million for the third quarter. This decline resulted from reduced orders from one of the Company's largest customers, and from quality problems with respect to certain raw materials and capital equipment. The growth in 1995 reflected the Company's emergence from its initial start up phase and its qualification by, and orders received from, a number of customers.

Gross Profit

         Cost of revenues includes materials, labor, depreciation and overhead costs associated with semiconductor packaging. Gross profit increased to $7.6 million in 1996, from $5.1 million in 1995, and from $13,000 in 1994. Gross profit as a percentage of revenues, or gross margin, was 20.8% in 1996 compared with 24.7% in 1995, and 0.4% in 1994.

         In 1996, the Company incurred higher labor and manufacturing overhead expenses from adding manufacturing manpower and infrastructure, which reduced its gross margin. In the fourth quarter of 1996, gross margins were also adversely affected by a drop in average selling prices, caused by industry competition. The Company's 1996 revenue growth was largely from the growth of high volume production orders, as low volume prototype orders constituted only a small percentage of overall volume. Gross margin in 1995 reflected a higher proportion of low volume prototype orders which carry significantly higher gross margins compared to high volume production orders. The Company believes that any further decline in such prototype orders as a percentage of overall revenues would not have a material adverse impact on future financial results. The low gross margin in 1994 reflected the low volumes and start up costs incurred in the Company's first year of production.

         Depreciation for machinery and equipment is calculated using the units of production method, in which depreciation is calculated based upon the units produced in a given period divided by the estimate of total units to be produced over its life following commencement of use. Such estimate is reassessed when facts and circumstances suggest a revision may be necessary. Based upon reduced utilization of machinery and equipment in relation to plan, the estimate for total throughput was reduced in late 1996 causing the depreciation rate per unit to increase in late 1996. Such higher depreciation rate will continue into 1997. In all cases, the asset will be fully depreciated by the end of its estimated six year life. Compared with straight line depreciation, the units of production method generally results in lower depreciation expense during the early life of the equipment and relatively higher depreciation expense once the equipment is in full production. Had the Company utilized straight line depreciation, its depreciation expense for 1996, 1995, and 1994 would have been approximately $4.3 million, $2.0 million, and $900,000, respectively, compared to approximately $3.2 million, $1.5 million, and $330,000, respectively, utilizing the units of production method of production for production machinery and equipment.

Selling, General and Administrative

         Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal and facilities costs. Selling, general and administrative expenses increased 56% to $3.5 million in 1996, from $2.2 million in 1995. In 1995, selling, general and administrative expenses increased 70% from $1.3 million in 1994. The increases in both years were due primarily to increases in staff, marketing efforts, and facilities to support the Company's expansion.

         As a percentage of revenues, selling, general and administrative expenses decreased to 9.6% in 1996, compared with 10.7% in 1995, and 38% in 1994. The decrease in such expenses as a percentage of revenues in both years reflects the spreading of relatively fixed costs over a larger revenue base. The Company anticipates that its selling, general and administrative expenses will continue to increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of revenues.

Research and Development

         Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses increased 52% to $1.1 million in 1996, from $0.7 million in 1995. In 1995, research and development expenses increased 308% percent from $170,000 in 1994. The increase in 1996 was due primarily to the Company's expanded efforts in developing BGA, chip scale, and thermally enhanced packages. The increase in 1995 was due primarily to the Company's expanded efforts in refining production of thin QFP's ("TQFP's"), thermally enhanced QFP's, and improving capabilities in various production processes.

         As a percentage of revenues, research and development expenses decreased to 2.9% in 1996, compared with 3.3% in 1995, and 4.9% in 1994. The decrease in such expenses as a percentage of revenues reflected higher revenue levels in 1995 and 1996.

Interest and Other Income

         Interest income in 1996, 1995, and 1994 was $982,000, $209,000 and
$54,000, respectively. The increase in interest income for 1996, was the result of interest earned on proceeds from the Company's initial public offering which was completed in March 1996 and which raised $23.1 million, net of expenses. In 1996, other income was $228,000, all of which was earned for development work with the semiconductor industry consortium. In 1995, other income consisted of $342,000 earned for development work, of which $318,000 was earned from participation in a semiconductor industry consortium. Interest and other income consisted solely of interest income in 1994.

Interest Expense

         Interest expense consists primarily of interest payable on capital leases and term loans secured by equipment. In 1993 and 1994, the Company financed its manufacturing equipment primarily through capital leases with terms ranging from four to five years, and carrying imputed interest rates ranging from 9.5% to 15.5% per annum. The Company financed its acquisition of equipment in 1996 and 1995 through term loans secured by equipment. The interest rates on the loans range from 7.75% to 8.75% per annum. Interest expense in 1996, 1995, and 1994 was $1.4 million, $1.1 million, and $674,000, respectively.

Provision for Income Taxes

         The Company's provision for taxes in 1996 was $530,000, representing an effective tax rate of approximately 19%. The effective tax rate represents alternative minimum tax ("AMT") resulting from limits on the use of net operating loss carryforwards for AMT purposes and tax accelerated depreciation on all machinery and equipment. The Company's provision for taxes in 1995 was $141,000, representing an effective tax rate of approximately 8%. There was no tax provision prior to 1995 as the Company operated at a loss.

Liquidity and Capital Resources

         Prior to its initial public offering in March 1996, the Company satisfied its liquidity needs principally from the sale of its Preferred Stock, equipment financing through leases and equipment secured term loans, and to a lesser extent, cash flow from operations. Prior to its initial public offering, the Company raised approximately $16 million from issuance of its Preferred Stock, $7.8 million from equipment financing, and $4.9 million from term loans. The Company completed its initial public offering in March 1996. Proceeds from this offering, net of underwriters' commissions and offering expenses, was $23.1 million.

         Prior to 1995, the Company's production equipment had been funded through capital leases. The Company acquired $3.7 and $4.0 million of production equipment through capital leases in 1993 and 1994, respectively, which leases expire between December 1997 to January 1999.

         In 1996 and 1995, the Company entered into borrowing facilities with a number of lenders, allowing the Company to finance 70% to 80% of the cost of collateralized machinery and equipment. Borrowings under these facilities accrued interest at rates ranging from 7.75% to 8.75% with terms ranging from 36 to 48 months. The Company borrowed an aggregate of $9.8 million and $4.9 million through these facilities in 1996 and 1995, respectively. At December 31, 1996, the aggregate principal amount outstanding under all equipment loans was $12.5 million. Certain of the credit facilities require the Company to maintain certain financial covenants including minimum tangible net worth, a ratio of total liabilities to tangible net worth, and quarterly profits. At December 31, 1996 and 1995, the Company was in compliance with such covenants.

         In March 1997, the Company secured a mortgage loan with an insurance company, which provided the Company with a $6.7 million five year term loan. The loan is secured by the real estate and buildings purchased by the Company in December 1996. The loan accrues interest at 8.5%, and is payable in equal monthly installments of $58,000, with a balloon payment of $5.9 million due after five years. The proceeds of this mortgage loan were used to pay off and retire the $6.5 million real estate loan which was entered into in December 1996 to provide temporary financing for the acquisition of the Company's building complex. The loan accrued interest at 2.25% over the rate for 30 day certificates of deposit and was collateralized by a certificate of deposit of equivalent value.

         In May 1996, the Company renewed its line of credit agreement with a bank which provides, through July 15, 1997, for borrowings up to the lesser of $2,000,000 or 80% of eligible accounts receivable. At December 31, 1996 and 1995, no amounts were outstanding under this line of credit. However, the Company has issued $775,000 and $1,300,000 of standby commercial letters of credit for purchases of equipment against this line of credit at December 31, 1996 and 1995, respectively. Borrowings under the line of credit accrue interest at the bank's prime rate (8.25% at December 31, 1996) and are collateralized by the assets of the Company. The agreement requires the Company to maintain certain financial covenants, including a minimum quick ratio, minimum tangible net worth, maximum debt to tangible net worth, quarterly profitability and prohibits the Company from the payment of dividends without prior approval by the bank. At December 31, 1996, the Company was in compliance with such covenants.

         Capital additions totaled approximately $27.9 million, $10.2 million, and $4.4 million in 1996, 1995, and 1994, respectively. The $27.9 million of capital additions in 1996 was comprised of $9.2 million for the acquisition of the building complex the Company acquired in December 1996, and $18.7 million for equipment and facilities improvements. The Company is planning to spend up to $7 million for production equipment and facilities improvements in 1997. The Company expects to borrow approximately $3 to $4 million through equipment secured borrowings in 1997. At December 31, 1996, the Company had approximately $6 million of unused borrowing facilities from its equipment lenders. At present, the Company does not have any agreement regarding the extension of these facilities beyond the expiration dates.

         On March 18, 1997, the Company announced that it expected to report a loss for the first quarter of 1997. In the event such a loss is incurred, it is likely that the Company would be out of compliance with certain financial covenants under its borrowing faciliites as of the end of the first quarter of 1997. In this event, the Company anticipates receipt of a waiver of the covenants in default from the respective financial institutions. If the waiver were not received, certain debt would become currently due and payable and the line of credit would no longer be available for use.

         The Company believes that its existing cash balances, expected cash flow from operations and available equipment lease financing and bank borrowings, will be sufficient to meet its projected working capital and other cash requirements through 1997. There can be no assurance, however, that lower than expected revenues, increased expenses, increased costs associated with the purchase or maintenance of capital equipment, or other events will not cause the Company to seek more capital, or capital sooner than currently expected. The timing and amount of the Company's actual capital requirements will depend on a number of factors, including demand for the Company's services, the level of cash flow from operations, availability of capital equipment, adverse fluctuations in foreign currency exchange rates, changes in semiconductor industry conditions and competitive factors. There can be no assurance that such additional financing will be available when needed or, if available, will be available on satisfactory terms.

Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Financial Statement:

     Report of Independent Accoutants...........................        21
     Balance Sheet as of December 31, 1996 and 1995.............        22
     Statement of Operations for the Years Ended December 31,
      1996, 1995 and 1994.......................................        23
     Statement of Shareholders' Equity (Deficit) for the
      Years Ended December 31, 1996, 1995 and 1994..............        24
     Statement of Cash Flows for the Years Ended December 31,
      1996, 1995 and 1994.......................................        25
     Notes to Financial Statements..............................        26


Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Integrated Packaging Assembly Corporation

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Integrated Packaging Assembly Corporation at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
  San Jose, California
  January 13, 1997 except as to Note 5,
  which is as of March 25, 1997

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION
                                 BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         December 31,
                                                      -----------------
                                                        1996     1995
                                                      -------  --------
ASSETS
        Current assets:
          Cash and cash equivalents..................   $15,817  $ 5,424
          Short term investments.....................     3,025       --
          Accounts receivable, net of allowance
            for doubtful accounts of $145 and $50....     6,141    2,903
          Inventory..................................     1,977    2,141
          Prepaid expenses and other current assets..       606      487
            Total current assets.....................    27,566   10,955
                                                        -------  -------
        Property and equipment, net..................    41,776   17,050
        Other assets.................................       297      255
                                                        -------  -------

          Total assets...............................   $69,639  $28,260
                                                        =======  =======

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
        Current liabilities:
          Current portion of notes payable...........   $ 3,893  $ 1,390
          Current portion of capital lease
           obligations...............................     2,225    1,558
          Accounts payable...........................     2,534    1,855
          Accrued expenses and other liabilities.....     3,300    1,379
                                                        -------  -------
            Total current liabilities................    11,952    6,182
                                                        -------  -------
        Long term portion of notes payable...........    15,155    3,130
                                                        -------  -------
        Long term of capital lease obligations.......     1,771    3,885

        Commitments and contingencies
         (notes 4, 5, and 10)

        Mandatorily Redeemable Convertible
          Preferred Stock.............................       --   15,981
                                                        -------  -------
        Shareholders' equity (deficit)
          Common Stock, no par value, 75,000,000 and
           14,000,000 shares authorized; 13,862,342
           and 2,530,774 shares issued and
           outstanding.................................  39,811      449
        Accumulated earnings (deficit).................     950   (1,367)
                                                        -------  -------
        Total shareholders' equity (deficit)...........  40,761     (918)
                                                        -------  -------
        Total liabilities and shareholders'
           equity (deficit)............................ $69,639  $28,260
                                                        =======  =======

 The accompanying notes are an integral part of these financial statements.

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION
                            STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   Year Ended December 31,
                                                 --------------------------
                                                   1996    1995     1994
                                                 ------- -------- ---------
Revenues......................................    $36,402  $20,764  $ 3,451
Cost of revenues..............................     28,840   15,627    3,438
                                                   ------  -------  -------
Gross profit..................................      7,562    5,137       13
                                                   ------  -------  -------
Operating expenses:
        Selling, general and administrative...      3,448    2,229    1,309
        Research & development................      1,053      694      170
          Total operating expenses............      4,541    2,923    1,479

Operating income (loss).......................      3,021    2,214   (1,466)

Interest & other income.......................      1,210      551       54
Interest expense..............................     (1,384)  (1,074)    (674)
                                                   ------  -------  -------
Income (loss) before income taxes.............      2,847    1,691   (2,086)

Provision for income taxes....................       (530)    (141)      --
                                                   ------  -------  -------
Net income (loss).............................     $2,317  $ 1,550  ($2,086)
                                                   ======  =======  =======

Net income (loss) per share...................     $ 0.16  $  0.14   ($0.22)
                                                   ======  =======  =======
Weighted average common
  shares and equivalents......................     14,157   11,256    9,490
                                                   ======  =======  =======

The accompanying notes are an integral part of these financial statements.

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION
                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                (IN THOUSANDS)

                                                 Common Stock    Accumulated
                                               ----------------   Earnings
                                                Shares   Amount  (Deficit)   Totals
                                               -------- ------- ---------- ---------
BALANCE AT DECEMBER 31, 1993..................  2,495    $  22     ($831)     ($809)
Repurchase of common stock....................   (562)       -         -          -
Issuance of warrants..........................      -       131        -        131
Net loss......................................      -        -    (2,086)    (2,086)
                                               ------  -------    ------    -------
BALANCE AT DECEMBER 31, 1994..................  1,933      153    (2,917)    (2,764)
Common stock issued under stock plans.........    597      125         -        125
Issuance of warrants..........................      -      144         -        144
Amortization of deferred compensation.........      -       27         -         27
Net income....................................      -        -     1,550      1,550
                                               ------  -------    ------    -------
BALANCE AT DECEMBER 31, 1995..................  2,530      449    (1,367)      (918)
Sale of common stock, net of issuance
  costs of $935...............................  3,450   23,111         -     23,111
Conversion of mandatorily Redeemable
  Convertible Preferred Stock into
  common stock................................  7,862   15,981         -     15,981
Common stock issued under stock plans.........     93      182         -        182
Common stock repurchased under stock plan.....    (73)     (17)        -        (17)
Issuance of warrants..........................      -       57         -         57
Amortization of deferred compensation.........      -       48         -         48
Net income....................................      -        -     2,317      2,317
                                               ------  -------    ------    -------
BALANCE AT DECEMBER 31, 1996.................. 13,862  $39,811    $  950    $40,761
                                               ======  =======    ======    =======

 The accompanying notes are an integral part of these financial statements.

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION
                            STATEMENT OF CASH FLOWS
                           INCREASE (DECREASE) CASH
                                 ($ THOUSANDS)

                                                                 Year Ended December 31,
                                                             -----------------------------
                                                               1996       1995     1994
                                                             -------  ---------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss).......................................     $ 2,317  $  1,550    ($2,086)

ADJUSTMENTS:

Depreciation and amortization...........................       3,316     1,541        331
Changes in assets and liabilities:
  Accounts receivable...................................      (3,238)   (2,061)      (842)
  Inventory.............................................         164    (1,382)      (488)
  Prepaid expenses and other assets.....................        (161)     (415)      (235)
  Accounts payable......................................         679       953        826
  Accrued expenses and other liabilities................       1,921       950        275
                                                             -------   -------    -------
Net cash provided by (used in) operating activities.....       4,998     1,136     (2,219)
                                                             -------   -------    -------
CASH FLOWS USED IN INVESTING ACTIVITIES:

Acquisition of property and equipment...................     (27,744)  (10,126)      (404)
Purchase of short-term investments......................     (25,025)       --         --
Sale & redemption of short-term investments.............      22,000        --         --
                                                             -------   -------    -------
Net cash used in investing activities...................     (30,769)  (10,126)      (404)
                                                             -------   -------    -------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Payments under capital lease obligations................      (1,593)   (1,358)      (820)
Principal payments on note payable......................      (1,819)     (234)        --
Proceeds from note payable..............................      16,300     4,890         --
Proceeds from issuance of Mandatorily Redeemable
  Convertible Preferred Stock...........................          --     7,961      3,660
Proceeds from issuance of common stock, net.............      23,276       125         --
                                                             -------   -------    -------
Net cash provided by financing activities...............      36,164    11,384      2,840
                                                             -------   -------    -------
NET INCREASE IN CASH....................................      10,393     2,394        217

Cash and cash equivalents at beginning of period........       5,424     3,030      2,813
                                                             -------   -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............     $15,817  $  5,424    $ 3,030
                                                             =======   =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest..................................     $ 1,240  $  1,008    $   671

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Acquisition of equipment under capital leases...........     $   147  $     40    $ 3,979
Issuance of warrants....................................     $    57  $    144    $   131

  The accompanying notes are an integral part of these financial statements.

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS



NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Integrated Packaging Assembly Corporation (the ''Company''), an independent semiconductor packaging foundry, was incorporated in California on April 28, 1992. The Company assembles and packages integrated circuits from wafers consigned by its customers. The Company's focus is on quad flat packages ("QFP's"), thin quad flat packages ("TQFP's"), and ball grid array packages ("BGA's"), which are used in complex integrated circuits with high pin-counts in the personal computer and telecommunications industries.


FISCAL YEAR

The Company's fiscal quarters and year end on the Sunday nearest the calendar quarter end and December 31, respectively. For purposes of financial statement presentation, each fiscal year is presented as having ended on December 31 and each fiscal quarter is presented as having ended on the calendar quarter end. Fiscal year 1994 consisted of 53 weeks; 1995 and 1996 each consisted of 52 weeks.


CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents, and investments with original maturities of greater than 90 days to be short term investments. As of December 31, 1996, the Company had short term investments primarily comprised of fixed maturity securities of $3.0 million, all of which have been classified as available for sale and have contractual maturities of less than one year. These securities are stated at fair market value. Unrealized gains and losses were immaterial at December 31, 1996.


INVENTORY

Inventory, which primarily consists of raw material supplies such as gold wire, lead frames and plastics, is stated at the lower of cost, determined by the first-in, first-out basis, or market. The Company holds product on consignment from its customers while services are being performed.


PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation for production machinery and equipment is calculated using the units of production method, in which depreciation is calculated based upon the units produced in a given period divided by the estimate of total units to be produced over its life following commencement of use. Such estimate is reassessed when facts and circumstances suggest a revision may be necessary. In all cases the asset will be fully depreciated by the end of its estimated six-year life. In late 1996, in light of lower than expected utilization, the Company reduced its estimates of the number of units to be produced over the useful equipment life. Accordingly, the depreciation rate per unit was increased and was not material to 1996 results. The higher rate will continue into 1997. Depreciation for all other property and equipment is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 6 years.

In December 1996, the Company acquired the real estate parcel and facilities on
which it had operated since 1993 for $9.2 million.   The Company has allocated
its purchase cost between land, buildings and improvements in proportion to fair market value. The building is depreciated over 30 years, with building improvements depreciated over 5 to 15 years.

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION

REVENUE RECOGNITION

Revenue is generally recognized upon shipment. A provision for estimated future returns is recorded at the time revenue is recognized.


INCOME TAXES

The Company accounts for income taxes using the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or income tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates.


STOCK OPTIONS

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation for stock options is generally measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. In January 1996, the Company adopted the disclosure only requirements of SFAS 123.


NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants using the treasury stock method, except when antidilutive. Pursuant to the requirements of the Securities and Exchange Commission, common stock equivalent shares relating to stock options and warrants, using the treasury stock method, and the Mandatorily Redeemable Convertible Preferred Stock, using the as if-converted method, issued subsequent to December 31, 1994, through the date of its initial public offering, are included in the computation of net income (loss) per share whether anti-dilutive or not. The Company completed its initial public offering on February 28, 1996 and the shares issued are included in the weighted average computation only from the date of issuance. Accordingly, these shares resulted in a greater amount of average shares outstanding in 1996 compared to 1995.

USE OF ESTIMATES

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates.

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION

NOTE 2--BALANCE SHEET COMPONENTS:
        (In thousands)
                                               December 31
                                           ---------------------
                                             1996        1995
                                           ---------  ----------
Inventory
        Raw materials..................     $ 1,839    $ 1,906
        Work in progress...............         138        235
                                            -------    -------
                                            $ 1,977    $ 2,141
                                            =======    =======

Property and equipment
        Land..........................      $ 3,827    $    --
        Buildings and improvements...       $ 7,175        405
        Machinery and equipment.......       34,624     17,583
        Office and computer equipment           613        348
        Furniture and fixtures........          268        208
        Deposits on machinery and
          equipment...................          250        322
                                            -------    -------
                                             46,757     18,866

        Less accumulated depreciation        (4,981)    (1,816)
                                            -------    -------
                                            $41,776    $17,050
                                            =======    =======

Property and equipment acquired under
  capital leases included above
        Machinery and equipment......         7,819      7,672
        Office and computer equipment            36         36
        Furniture and fixtures.......            57         57
                                            -------    -------
                                              7,912      7,765

        Less accumulated depreciation        (2,699)    (1,240)
                                            -------    -------
                                            $ 5,213    $ 6,525
                                            =======    =======
Accrued expenses and other liabilities
        Accrued payroll and related
          expenses...................       $   642    $   488
        Accrued income tax...........           621        140
        Other accrued liabilities....         2,037        751
                                            -------    -------
                                            $ 3,300    $ 1,379
                                            =======    =======

NOTE 3--RESEARCH AND DEVELOPMENT ARRANGEMENT:

In February 1995, the Company joined a consortium (the ''Consortium'') of semiconductor companies which entered into a research and development contract with the Advance Research Projects Agency (ARPA), a United States Government agency. Under this agreement, ARPA will provide funds based on the completion of milestones approved by ARPA and the Consortium. The agreement extends into 1997 and could provide future payments of up to $185,000. Income generated from the research and development contract is recognized upon the completion of milestones, which approximates the

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION

NOTE 3--RESEARCH AND DEVELOPMENT ARRANGEMENT (CONTINUED):

percentage of completion method. Accordingly, amounts totaling $228,000 and $318,000 were recognized under this agreement during 1996 and 1995, respectively, and included in interest and other income. Additionally during 1996, the Company received $289,000 from ARPA which it used to reduce the cost of equipment acquired. The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, the agreement requires the Company to use its best efforts to achieve specified results as per the agreement. The Company retains ownership of the intellectual property developed under the contract.


NOTE 4--LEASING ARRANGEMENTS AND COMMITMENTS:

The Company leases certain machinery and equipment, office and computer equipment, and furniture and fixtures under long-term lease agreements which are reported as capital leases. The terms of the leases range from three to five years, with purchase options at the end of the respective lease terms. The Company intends to exercise such purchase options, which will require payments estimated at approximately $400,000 and $800,000 in 1997 and 1998, respectively.

The Company incurred rent expense under a noncancelable operating lease until December 1996 when the Company purchased the facility it had been leasing. Rent expense was $216,000, $180,000, and $166,000 in 1996, 1995, and 1994,
respectively.   At December 31, 1996, the Company has future minimum lease commitments under operating leases of  $49,000 payable in 1997.

The Company leases part of its facility to a third party. The lease, through August 1997, provides annual rental income ranging from $320,000 to $350,000, which the Company records as other income, net of Company expenses related to
the leased portion of the facility.   In 1996, rental income related to this
lease was minimal.

Future minimum lease payments under capital leases, including capitalized purchase options at December 31, 1996 are as follows (in thousands):


                                                          CAPITAL
                                                          LEASES
                                                         ---------
    Year ending December 31:
    1997..........................................       $   2,617
    1998..........................................           1,962
    1999..........................................               9
                                                         ---------
    Total minimum payments........................       $   4,588
    Less imputed interest and unamortized charges.            (592)
                                                         ---------
    Present value of payments under capital leases           3,996
    Less current portion..........................          (2,225)
                                                         ---------
    Long-term lease obligations...................       $   1,771
                                                         =========

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION

NOTE 4--LEASING ARRANGEMENTS AND COMMITMENTS (CONTINUED):

In 1996, 1994 and 1993, in connection with arranging capital leases, the Company issued to the lessors warrants to purchase an aggregate of 457,550 shares of Series A Mandatorily Redeemable Convertible Preferred Stock at exercise prices ranging from $1.50 to $8.00. As a result of the Company's initial public offering, the warrants are now exercisable to purchase the same number of shares
of Common Stock at the same exercise price.   The estimated value of these
warrants at the time of issuance, as determined by the Company, is being amortized as interest expense over the period the lease is outstanding. The warrants are exercisable at any time prior to 2003 (200,000 shares) and 2004 (257,550 shares). None of the warrants had been exercised at December 31, 1996.


NOTE 5--NOTES PAYABLE:
                                           DECEMBER 31,
                                       -------------------
                                         1996       1995
                                       --------  ---------
     Notes payable (in thousands):
     Bank term note payable.......      $ 3,375   $ 1,853
     Equipment notes payable......        9,173     2,667
     Real estate loan.............        6,500        --
                                        -------  --------
     Total notes payable..........       19,048     4,520
     Less current portion.........       (3,893)   (1,390)
                                        -------   -------
                                        $15,155   $ 3,130
                                        =======   =======
BANK TERM NOTE PAYABLE

The Company fully utilized a borrowing facility by borrowing $2.0 million in 1995 and an additional $2.0 million in 1996. The facility provides financing for up to the lesser of $4.0 million or 80% of the cost of collaterized
machinery and equipment.    The loans accrue interest at the London Interbank
Bank Rate (LIBOR) plus 2.5% and requires 48 equal monthly principal payments. The agreement requires the Company to maintain certain financial covenants, including a minimum liquidity ratio and a debt service coverage ratio, and prohibits the payment of dividends without prior approval by the bank. At December 31, 1996 and 1995, the Company was in compliance with such covenants.

In conjunction with the Company's utilization of this borrowing facility in 1995, the Company issued a warrant to purchase 21,740 shares of the Company's Series A Mandatorily Redeemable Convertible Preferred Stock at an exercise price
of $4.60 per share.   As a result of the Company's initial public offering, this warrant can be exercised to purchase the same number of shares of Common Stock
at the same exercise price.   The $26,000 value of this warrant at the time of
issuance, as determined by the Company and supported by an independent appraisal, is being amortized as interest expense over the period the note is outstanding. The warrant is exercisable at any time prior to July 2000. The warrant had not been exercised at December 31, 1996.


EQUIPMENT NOTES PAYABLE

In 1995 and 1996, the Company entered into borrowing facilities with a number of lenders, allowing the Company to finance 70% to 80% of the cost of collaterized machinery and equipment. Borrowings under these facilities accrued interest at rates ranging from 7.75% to 8.75% per annum with terms ranging from

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION

36 to 48 months.  At December 31, 1996, the Company had approximately $6 million
of unused borrowing facilities.   The borrowing facilities expire between March
and June 1997. Certain of the credit facilities require the Company to maintain certain financial covenants including minimum tangible net worth, a ratio of
total liabilities to tangible net worth, and quarterly profitability.   At
December 31, 1996 and 1995, the Company was in compliance with such covenants. In accordance with the borrowing facility agreement entered in 1995, the Company issued a warrant to purchase 97,826 shares of the Company's Series A Mandatorily Redeemable Convertible Preferred Stock at an exercise price of $4.60 per share. As a result of the Company's initial public offering, this warrant can be exercised to purchase the same number of shares of Common Stock at the same
exercise price.   The $118,000 value of this warrant at the time of issuance, as determined by the Company and supported by an independent appraisal, is being amortized as interest expense over the period the notes are outstanding. The warrant is exercisable at any time prior to 2005. The warrant had not been exercised at December 31, 1996.


REAL ESTATE LOANS

In December, 1996, the Company borrowed $6.5 million from a bank to provide
temporary financing for the acquisition of its facilities.   The loan accrues
interest at 2.25% over the rate for 30 day certificates of deposit and was collateralized by a certificate of deposit of equivalent value. The Company has classified this loan as long-term at December 31, 1996 based on the refinancing disclosed below.

On March 25, 1997, the Company closed a mortgage loan with an insurance company, which provided the Company with a $6.7 million five year term loan. The loan is secured by the land, buildings and improvements purchased in December 1996. The loan accrues interest at 8.5%, and is payable in equal monthly installments of $58,000, with a balloon payment of $5.9 million due after five years. The proceeds of this mortgage loan was used to pay off and retire the $6.5 million real estate loan.


MATURITIES OF LOANS AND NOTES PAYABLE

The aggregate maturities of notes payable at December 31, 1996 are as follows (in thousands):

      1997......................  $ 3,893
      1998......................    3,963
      1999......................    3,055
      2000......................    2,325
      2001......................    5,902
                                  -------
      Total.....................   19,138
      Less unamortized charges..      (90)
      Less current portion......   (3,893)
                                  -------
      Long-term borrowings......  $15,155
                                  =======

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION

LINE OF CREDIT

In May, 1996, the Company renewed its line of credit agreement with a bank which provides, through July 15, 1997, for borrowings up to the lesser of $2,000,000 or 80% of eligible accounts receivable. At December 31, 1996 and 1995, no amounts were outstanding under this line of credit. However, the Company has issued $775,000 and $1,300,000 of standby commercial letters of credit for purchases of equipment against this line of credit at December 31, 1996 and 1995, respectively. Borrowings under the line of credit accrue interest at the bank's prime rate (8.25% at December 31, 1996) and are collateralized by the assets of the Company. The agreement requires the Company to maintain certain financial covenants, including a minimum quick ratio, minimum tangible net worth, maximum debt to tangible net worth, quarterly profitability and prohibits the Company from the payment of dividends without prior approval by the bank.
At December 31, 1996, the Company was in compliance with such covenants.


NOTE 6--COMMON STOCK AND MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

On February 28, 1996, the Company issued 3,000,000 shares of Common Stock at $7.50 per share in the Company's initial public offering ("IPO"). In addition, the underwriters exercised their overallotment option to purchase 450,000 shares of Common Stock. Proceeds net of discounts, commissions and offering expenses, total approximately $23.1 million.

Mandatorily Redeemable Convertible Preferred Stock, no par value, which was converted into the same number of common shares at the Company's IPO consisted of the following at December 31, 1995, (in thousands, except share data):

                                                                    DEC. 31
                                                                     1995
                                                                  ----------
Series A, 5,100,000 shares authorized. 4,373,000 shares
  issued and outstanding at Dec. 31, 1995....................      $  4,360
Series B, 500,000 shares authorized. 500,000 shares
  issued and outstanding at Dec. 31, 1995....................           988
Series C, 1,250,000 shares authorized. 1,250,000 shares
  issued and outstanding at Dec. 31, 1995....................         2,672
                                                                   --------
Series D, 1,739,130 shares authorized. 1,739,130 shares
  issued and outstanding at Dec. 31, 1995....................      $ 15,981
                                                                   ========

NOTE 7--STOCK OPTIONS:

1993 STOCK OPTION PLAN

In April 1993, the Board of Directors and shareholders adopted the 1993 Stock Option Plan (the "Plan") which as amended, provides for the grant of incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase up to 2,014,921 shares of Common Stock. ISOs may be granted to employees and NSOs may be granted to either employees or consultants. In accordance with the Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of Common Stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The Plan provides that

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION the options shall be exercisable over a period not to exceed ten years and shall vest as determined by the Board of Directors. Substantially all of the options vest 25% one year after the date of grant and 1/48th each month thereafter. Compensation expense of approximately $200,000 was recognized on stock options granted between June and November, 1995, and is being amortized over the four-year vesting period.

DIRECTOR STOCK OPTION PLAN

In connection with the initial public offering, the Company adopted a Director Stock Option Plan (the "Director Plan"). A total of 100,000 shares of Common Stock have been authorized for issuance under the Director Plan. The Director Plan provides for the grant of NSOs to non-employee directors of the Company. The Director Plan provides that each non-employee director who joins the Board will automatically be granted an NSO to purchase 20,000 shares of Common Stock on the date upon which such person first becomes a non-employee director (the "Initial Grant"). In addition, each non-employee director will automatically receive an NSO to purchase 5,000 shares of Common Stock upon such director's annual re-election to the Board, provided the director has been a member of the Board for at least six months upon the date of such re-election (the "Subsequent Grant"). The Initial Grant vests and becomes exercisable as to 25% of the shares one year after the date of grant and as to 1/48th of the shares each month thereafter, and each Subsequent Grant shall become exercisable as to 1/12th of the shares each month following the date of grant, both subject to the director's continuous service. The exercise price of all stock options granted under the Director Plan is equal to the fair market value of the Company's Common Stock on the date of grant. Options granted under the Director Plan have a term of ten years. Unless terminated sooner, the Director Plan will
terminate in 2006.    No options were issued in 1996 under the Director Plan.


RESTRICTED COMMON STOCK

In September 1995, 398,333 shares of restricted Common Stock were sold to employees upon exercise of stock options then outstanding. Each unvested share of this restricted Common Stock is subject to repurchase by the Company at the employees' exercise price if an employee terminates before such shares vest; vesting occurs over the same period as the former options. At December 31, 1995,
50,209 shares of such restricted Common Stock were vested.   At December 31,
1996, 170,312 vested shares had been converted into unrestricted shares, 73,750 shares were repurchased by the Company from terminated employees, and of the remaining 154,271 restricted shares outstanding, 29,272 were vested.


1996 EMPLOYEE STOCK PURCHASE PLAN

The Company's 1996 Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors and shareholders in December 1995, and became effective upon the closing of the Company's initial public offering on February 28, 1996. Under the Purchase Plan, a total of 400,000 shares of Common Stock has been reserved for issuance to eligible employees. The Purchase Plan allows employees to purchase shares through payroll deductions at 85% of the fair market value of the Common Stock at the beginning or the end of the applicable twelve-month purchase period. The Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the U.S. Internal Revenue Code. Unless terminated sooner, the Purchase Plan will terminate ten years from
its effective date.   During 1996, 25,062 shares were issued under the Plan.

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION

SUMMARY OF OPTION ACTIVITY

The following table summarizes the Company's stock option activity and related weighted average exercise price within each category for each of the years ended December 31, 1994, 1995, and 1996.

                                        1996                1995               1994
                                -------------------  ------------------  -----------------
                                            AVERAGE             AVERAGE            AVERAGE
                                   SHARES    PRICE    SHARES     PRICE    SHARES    PRICE
                                ---------  --------  --------  --------  --------  -------
Options outstanding at Jan. 1...  550,633     $1.04   612,500     $0.18  138,500     $0.10
Options granted.................  484,848     $8.74   615,000     $0.98  491,000     $0.20
Options canceled................  (68,126)    $0.33  (547,294)    $0.21  (17,000)    $0.11
Options exercised...............  (77,155)    $6.04  (129,573)    $0.20       --        --
                                ---------     -----   -------     -----  -------     -----
Options outstanding at Dec. 31    890,200     $4.85   550,633     $1.04  612,500     $0.18
                                =========     =====   =======     =====  =======     =====
Options exercisable at Dec. 31    147,944     $0.88    17,043     $0.24   42,125     $0.10
                                =========     =====   =======     =====  =======     =====

Significant option groups outstanding at December 31, 1996, and the related weighted average exercise price and remaining contractual life information are as follows:


                                   OUTSTANDING     EXERCISABLE
OPTIONS WITH EXERCISE           --------------------------------   REMAINING
PRICES RANGING FROM:              SHARES   PRICE  SHARES   PRICE  LIFE (YEARS)
-------------------------       ---------------------------------------------
  $0.10     -    $0.46..........  357,289  $0.25  122,297  $0.24            8
  $1.50     -    $3.50..........   45,500  $2.17   12,439  $2.08            9
  $5.50     -    $7.50..........   94,563  $6.59   13,208  $5.66            9
  $7.63     -    $9.50..........  392,848  $8.94        0     --            9
                                  -------  -----  -------  -----    ---------
Options outstanding at Dec. 31    890,200  $4.85  147,944  $0.88            9
                                  ======   =====  =======  =====    =========

FAIR VALUE OF STOCK OPTIONS AND EMPLOYEE PURCHASE RIGHTS

The Company has two stock option plans which reserve shares of Common Stock for issuance to employees, officers and directors. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the accompanying statement of operations for the stock option plans, except for $200,000 which was recognized on stock options granted between June and November 1995, and which is being amortized over a four year vesting period. In January 1996, The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation".

For the Stock Option Plan, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995 respectively: dividend yield of 0% in both years; expected life of 3 years for each year; expected volatility of 57% and 56%; and risk-free interest rates of 6.2% and 6.4%. The weighted-average fair value of those stock options granted in 1996 and 1995 was $4.33 and $0.54 per option respectively.

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION

The fair value of the employees' purchase rights for the Purchase Plan, which was initiated on February 28, 1996, was estimated at the beginning of the offering period using the Black-Scholes option pricing model with the following assumptions used for 1996: dividend yield of 0%; an expected life of six months; expected volatility of 56%; and risk-free interest rate of 5.3%. The weighted-average fair value of these purchase rights granted in 1996 was $2.20 per right.


FAIR VALUE OF STOCK OPTIONS AND EMPLOYEE PURCHASE RIGHTS (CONTINUED)

Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, the Company's net income and income per share would have been reduced to the pro forma amounts below for the years ended December 31, 1996 and 1995:

                                           1996    1995
                                          ------  ------
      Net income as reported (in          $2,317  $1,550
       thousands).......................
      Net income, pro forma.............  $1,923  $1,521
      Net income per share as reported..  $ 0.16  $ 0.14
      Net income per share, pro forma...  $ 0.14  $ 0.14

The pro forma amounts reflect compensation expense related to 1996 and 1995 stock option grants and purchase rights only. In future years, the annual pro forma compensation expense will increase relative to the fair value of stock options granted in those future years.



NOTE 8--INCOME TAXES:

Through December 31, 1994, the Company incurred net operating losses and recorded no provision for income taxes. The tax provision for 1996 and 1995 current taxes consists of the following (in thousands):

                          DECEMBER 31,
                        ---------------
                         1996     1995
                        ------  -------
      Current:
           Federal..      $  13   $  48
           State....        169      93
                          -----   -----
                            182     141
                          -----   -----
      Deferred:
           Federal..        489      --
           State....       (141)     --
                          -----   -----
                            348      --
                          -----   -----
                          $ 530   $ 141
                          =====   =====

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION

The tax provision reconciles to the amount computed by multiplying income before tax by the U.S. statutory rate (34%) as follows (in thousands):

                                              DECEMBER 31,
                                             -------------
                                              1996    1995
                                             -----   -----
     Provision at statutory rate........     $ 968   $ 575
     Benefits of carryforwards..........       (68)   (527)
     State taxes, net of federal benefit       175      93
     Use of valuation allowance Stat          (475)     --
     Other..............................       (70)     --
                                             -----   -----
                                             $ 530   $ 141
                                             =====   =====

Deferred income tax assets comprise the following (in thousands):

                                                DECEMBER 31,
                                             -----------------
                                               1996      1995
                                             -------   -------
     Federal and state credit                $   397   $    --
      carryforwards.....................
     Federal and state net operating           1,575       988
      loss carryforwards................
     Organization costs.................         102       156
     Leases, treated as operating for         (3,072)   (1,185)
      tax...............................
     Inventory capitalization...........         144       200
     Reserves and accruals..............         476       316
                                              ------   -------
     Deferred tax assets (liability)....        (378)      475
     Less valuation allowance...........          --      (475)
                                              ------   -------
        Net deferred tax asset
        (liability)....................       ($ 378)  $    --
                                              ======   =======

The Tax Reform Act of 1996 limits the use of net operating loss and tax credit carryforwards ("NOL's") in certain situations where changes occur in the stock ownership of a company. The Company experienced such an ownership change as a result of the Company's IPO. Accordingly, as of December 31, 1996, the Company had federal and state NOL's (reflecting limitations resulting from change in ownership) of approximately $4,600,000 and $31,000, respectively, which can be used to reduce future taxable income. These NOL's expire through 2011, if not utilized.

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION

NOTE 9--CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS:

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash in money market accounts, certificates of deposit, investments in financial instruments with a maturity of less than one year, and accounts receivable. At December 31, 1996 and 1995, the Company had $7.4 million and $5.2 million invested in money market accounts with a bank. At December 31, 1996, the Company had a certificate of deposit of $6.5 million invested with a bank, and other investments in short term financial instruments of $3.0 million invested with a securities firm.

The Company performs ongoing credit evaluations of its customers, which are semiconductor companies, and maintains reserves for estimated credit losses. Write-offs of accounts receivable were insignificant in all periods presented. At December 31, 1995, five customers accounted for 19%, 17%, 14%, 13% and 12%, respectively, of accounts receivable. At December 31, 1996, two customers accounted for 51% and 16%, respectively, of accounts receivable.

SIGNIFICANT CUSTOMERS

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                       1996   1995   1994
                                                    -----------------------
Customers comprising 10% or more of the
Company's revenues for the periods indicated:
        A.........................                      32%    29%     5%
        B.........................                      17%     8%     -
        C.........................                      14%     3%     -
        D.........................                       4%    20%    27%
        E.........................                       3%     8%    18%
        F.........................                       1%     7%    18%


NOTE 10--LITIGATION:

The Company is involved in various litigation and potential claims which management believes, based on facts presently known, will not have a material adverse effect on the results of operations or the financial position of the Company.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III


         Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 17, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.  Directors and Executive Officers of the Registrant

          (a) Executive Officers -- See the section entitled "Executive Officers" in Part I, Item 1 hereof.

          (b) Directors -- The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

          The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11.  Executive Compensation

          The information required by this Item is incorporated by reference to the sections entitled "Compensation of Executive Officers" and "Compensation of Directors" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The information required by this Item is incorporated by reference to the sections entitled "Principal Share Ownership" and "Security Ownership of Management" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

          The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

14(a)     Exhibits

Exhibit
Number                     Description of Document
--------   -----------------------------------------------------------------
3.1+       Restated Articles of Incorporation.
3.4+       Bylaws, as amended.
10.1+      Form of Indemnification Agreement.
10.2+*     1993 Stock Option Plan and form of Stock Option Agreement.
10.3+*     1996 Employee Stock Purchase Plan and form of Subscription Agreement.
10.4+*     1996 Director Stock Option Plan and form of Stock Option Agreement.
10.5+      Registration Rights Agreement dated March 24, 1993, as amended.
10.6+      Lease Agreement dated June 16, 1993 between the Company
            and WVP Income Plus VI.
10.7+      Sublease Agreement dated July 15, 1995 between the Company and Peripheral Computer Support, Inc.
10.8+      Loan and Security Agreement dated June 21, 1995 between the
            Company and Silicon Valley Bank, as amended.
10.9+      Loan and Security Agreement dated September 15, 1995 between the Company and The CIT Group/Equipment Financing, Inc.
10.10+     Warrant to Purchase Series A Preferred Stock, issued to
            MMC/GATX Partnership No. 1 as of October 7, 1993, as amended.
10.11+     Warrant to Purchase Series A Preferred Stock, issued to
            Phoenix Leasing Incorporated as of October 7, 1993.
10.12+     Warrant to Purchase Series A Preferred Stock, issued to Comdisco,
            Inc. as of March 10, 1994.
10.13+     Warrant to Purchase Series A Preferred Stock, issued to
            Silicon Valley Bank as of July 10, 1995.
10.14+     Warrant to Purchase Series A Preferred Stock, issued to
            Silicon Valley Bank as of July 10, 1995.
10.15+     Warrant to Purchase Series A Preferred Stock, issued to
            The CIT Group/Equipment Financing, Inc. as of September 15, 1995.
10.16+     Warrant to Purchase Series A Preferred Stock, issued to Comdisco,
            Inc. as of January 3, 1996.
10.17++    Sublease Agreement between the Company and Peripheral Computer
            Support dated March 8, 1996.
10.18      Deed of Trust, Financing Statement, Security Agreement and Fixture
            Filing by IPAC Properties, as Trustor, to Chicago Title Company, as Trustee, for the Benefit of Sun Life Assurance Company of
            Canada (U.S.) dated March 24, 1997.
10.19      Promissory Note dated March 24, 1997 payable by IPAC Properties to
            Sun Life Assurance Company of Canada (U.S.).
10.20      Agreement of Guaranty dated March 24, 1997 by the Company to
            Sun Life Assurance Company of Canada (U.S.).
10.21      Environmental Agreement and Indemnity dated March 24, 1997 by IPAC
            Properties to Sun Life Assurance Company of Canada (U.S.).
11.1       Statement Regarding Computation of Earnings Per Share.
23.1       Consent of Price Waterhouse LLP, Independent Accountants.
24.1       Power of Attorney (see page 41)
27.1       Financial Data Schedule

---------------------------


+ Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (file no. 333-326-LA), as amended, filed on January 17, 1996.
++ Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

(b)   Reports on Form 8-K.

      None.

(c)   Exhibits.

      See Item 14(a) hereof.

(d)   Financial Statement Schedules.

      All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on March 27, 1997.

                                   INTEGRATED PACKAGING, ASSEMBLY
                                   CORPORATION

                                    By: /s/ TONY LIN
                                        -----------------------------------
                                        Tony Lin
                                        Chief Financial Officer

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and points Victor A. Batinovich and Tony Lin, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

    In accordance with the Exchange Act, this report has been signed below on March 27, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

            Signature                               Title
------------------------------       -----------------------------------------

/s/ VICTOR A. BATINOVICH
---------------------------------    Chairman, Chief Executive Officer
Victor A. Batinovich                  and President (Principal Executive
                                      Officer)


/s/ TONY LIN
---------------------------------
Tony Lin                             Chief Financial Officer (Principal
                                      Financial and Accounting Officer)


/s/ PAUL R. LOW
---------------------------------    Director
Paul R. Low


/s/ GILL COGAN
---------------------------------    Director
Gill Cogan


/s/ PHILIP R. CHAPMAN
---------------------------------    Director
Philip R. Chapman


/s/ ERIC A. YOUNG
---------------------------------    Director
Eric A. Young

                    INTEGRATED PACKAGING ASSEMBLY CORPORATION

                                Index to Exhibits

                                                                 Sequentially
Exhibit                                                            Numbered
Number               Description of Document                         Page
---------     ---------------------------------------------     ---------------
10.18         Deed of Trust, Financing Statement, Security
              Agreement and Fixture Filing by IPAC Properties, as Trustor, to Chicago Title Company, as Trustee, for the Benefit of Sun Life Assurance Company of
              Canada (U.S.) dated March 24, 1997.

10.19         Promissory Note dated March 24, 1997 payable by
              IPAC Properties to Sun Life Assurance Company of Canada (U.S.).

10.20 Agreement of Guaranty dated March 24, 1997 by the Company to Sun Life Assurance Company of
              Canada (U.S.).

10.21         Environmental Agreement and Indemnity dated
              March 24, 1997 by IPAC Properties to
              Sun Life Assurance Company of Canada (U.S.).

11.1          Statement Regarding Computation of Earnings Per Share.

23.1          Consent of Price Waterhouse LLP, Independent Accountants.

24.1          Power of Attorney (see page 41)

27.1          Financial Data Schedule