Form 10-Q
period 1997-03-31
INTEGRATED PACKAGING ASSEMBLY CORP
filed 1997-05-13
CIK 924101

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          __________________________

                                   FORM 10-Q

(Mark One)
[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997

                                       OR
[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________________


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

                    Yes          X       No
                           -------------    -------------

Number of shares of common stock outstanding as of  April 28, 1997:   13,924,371

                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Balance Sheet....................................    3
         Condensed Statement of Operations .........................    4
         Condensed Statement of Cash Flows .........................    5
         Notes to Condensed Financial Statements ...................    6

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................    8

PART II. OTHER INFORMATION

Item 6.  Exhibits ..................................................   17

Signatures .........................................................   18




Integrated Packaging Assembly Corporation, Form 10-Q                    Page 2

PART 1 FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION
                            CONDENSED BALANCE SHEET
                                (IN THOUSANDS)



                                                                          MARCH 31,      DECEMBER 31,
                                                                            1997             1996
                                                                        (UNAUDITED)
                                                                        -----------      -----------
ASSETS
        Current assets:
                Cash and cash equivalents .........................         $14,067          $15,817
                Short term investments ............................           3,025            3,025
                Accounts receivable, net ..........................           2,993            6,141
                Inventory..........................................           1,659            1,977
                Prepaid expenses and other current assets .........           1,033              606
                                                                        -----------      -----------
                        Total current assets ......................          22,777           27,566

        Property and equipment, net ...............................          42,437           41,776
        Other assets ..............................................             292              297
                                                                        -----------      -----------
                        Total assets ..............................         $65,506          $69,639
                                                                        ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
        Current Liabilities:
                Current portion of long term debt .................           6,082            6,118
                Accounts payable ..................................           1,576            2,534
                Accrued expenses and other liabilities ............           3,472            3,300
                                                                        -----------      -----------
                        Total current liabilities .................          11,130           11,952
                                                                        -----------      -----------
        Long term debt ............................................          15,831           16,926
                                                                        -----------      -----------
        Shareholders' equity
                Common Stock ......................................          40,068           39,811
                Accumualted earnings (deficit) ....................          (1,523)             950
                                                                        -----------      -----------
                        Total shareholders' equity ................          38,545           40,761
                                                                        -----------      -----------
                        Total liabilities and shareholders equity..         $65,506          $69,639
                                                                        ===========      ===========


Integrated Packaging Assembly Corporation, Form 10-Q                    Page 3

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION
                       CONDENSED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                            FISCAL QUARTER ENDED
                                                                        -----------------------------
                                                                          MARCH 31,      DECEMBER 31,
                                                                            1997             1996
                                                                        -----------      -----------

Revenues ...................................................                 $5,575           $8,057

Cost of revenues ...........................................                  6,495            6,060
                                                                        -----------      -----------

Gross profit (loss) ........................................                   (920)           1,997
                                                                        -----------      -----------
Operating expenses
        Selling, general & administrative ..................                  1,080              762
        Research & development .............................                    345              209
                                                                        -----------      -----------

                Total operating expenses ...................                  1,425              971
                                                                        -----------      -----------

Operating income (loss) ....................................                 (2,345)           1,026

Interest & other income (expense) ..........................                   (128)            (114)
                                                                        -----------      -----------

Income (loss) before income taxes ..........................                 (2,473)             912

Provision for income taxes .................................                     --             (300)
                                                                        -----------      -----------
Net income (loss) ..........................................                $(2,473)          $  612
                                                                        ===========      ===========

Net income (loss) per share ................................                $ (0.18)          $ 0.05
                                                                        ===========      ===========

Weighted average common
        shares and equivalents .............................                 13,902           12,407
                                                                        ===========      ===========


The accompanying notes are an integral part of these financial statements.


Integrated Packaging Assembly Corporation, Form 10-Q                    Page 4

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION
                       CONDENSED STATEMENT OF CASH FLOWS
                           INCREASE (DECREASE) CASH
                                (IN THOUSANDS)
                                  (UNAUDITED)



                                                                            FISCAL QUARTER ENDED
                                                                        -----------------------------
                                                                          MARCH 31,      DECEMBER 31,
                                                                            1997             1996
                                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................................................    $(2,473)        $   612

  ADJUSTENTS:
    Depreciation and amortization....................................      1,484             629
    Changes in assets and liabilities:
      Accounts receivable............................................      3,148          (1,135)
      Inventory......................................................        318            (207)
      Prepaid expenses and other assets..............................       (422)           (157)
      Accounts payable...............................................       (958)            860
      Accrued expenses and other liabilities.........................        172             827
                                                                         -------         -------
    Net cash provided bo operating activities........................      1,269           1,429
                                                                         -------         -------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisition of property and equipment..............................     (2,107)         (3,602)
  Net investment in short term investments...........................         --          (5,043)
                                                                         -------         -------
    Net cash used in investing activities............................     (2,107)         (8,645)
                                                                         -------         -------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Payments under capital lease obligations...........................       (435)           (376)
  Principal payments on note payable.................................     (7,422)           (342)
  Proceeds from note payable.........................................      6,700              --
  Proceeds from issuance of Common Stock, net........................        245          23,223
                                                                         -------         -------
    Net cash provided by (used in) investing activities.............        (912)         22,505
                                                                         -------         -------

NET INCREASE (DECREASE) IN CASH.....................................      (1,750)         15,289
Cash and cash equivalents at beginning of period....................      15,817           5,424
                                                                         -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................     $14,067         $20,713
                                                                         =======         =======
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
  Acquisition of equipment under capital leases.....................     $    --         $   147
                                                                         =======         =======

  The accompanying notes are an integral part of these financial statements.
   -------------------------------------------------------------------------

Integrated Packaging Assembly Corporation, Form 10-Q                    Page 5

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the quarter ended March 31, 1997 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 1997.


FISCAL YEAR
-----------

The Company's fiscal quarters and year end on the Sunday nearest the calendar
quarter end and December 31, respectively.   For purposes of financial statement
presentation, each fiscal year is presented as having ended on December 31 and each fiscal quarter is presented as having ended on the calendar quarter end. Fiscal 1996 and 1997 each consist of 52 weeks.


NOTE 2.         BALANCE SHEET COMPONENTS:
                (IN THOUSANDS)

                                       MARCH 31,       DECEMBER 31,
                                          1997            1997
                                       ---------       ---------
INVENTORY
        Raw materials..................  $1,543          $1,834
        Work In process................     116             143
                                         ------          ------
                                         $1,659          $1,977
                                         ======          ======
Integrated Packaging Assembly Corporation, Form 10-Q                    Page 6

NOTE 3.   COMMON STOCK

Common Stock as of March 31, 1997 and March 31, 1996 reflects the sale of 3,450,000 shares of Common Stock issued in the Company's initial public offering
(IPO) which was completed on February 28, 1996.   Net proceeds to the Company
were $23.2 million as a result of the initial public offering.


NOTE 4.   INCOME TAXES:

No provision for income taxes was recorded for the quarter ended March 31, 1997 as the Company operated at a loss. No tax benefit was recorded for the quarter as the Company's provisions for income taxes in prior years resulted from alternative minimum tax charges which are not subject to credits from losses carried back.


NOTE 5.   NET INCOME (LOSS) PER SHARE:

Net income per share for the quarter ended March 31, 1996 was computed using the weighted average number of common shares and common equivalent shares outstanding during the period. The net loss per share for the quarter ended March 31, 1997 was computed using the same method but excluded the common equivalent shares because of their anti-dilutive effect. Common equivalent shares for the quarter ended March 31, 1996 included Common Stock issued upon the conversion of the Company's Mandatorily Redeemable Convertible Preferred Stock using the if converted method and outstanding stock options and warrants using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, common stock equivalent shares relating to stock options and warrants, using the treasury stock method, and the Mandatorily Redeemable Convertible Preferred Stock, even where antidilutive, using the as if-converted method, issued subsequent to December 31, 1994 are included in the computation of net income per share through February 28, 1996, the date of the Company's initial public offering.


NOTE 6.   RECENT ACCOUNTING PRONOUNCEMENT FAS 128:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement is effective for the Company's quarter ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for the quarter ended March 31, 1997 and for the comparable period in the prior year, the Company's earnings (loss) per share would have been as follows:

                                              QUARTER ENDED MARCH 31,
                                              ----------------------
                                                1997          1996
                                              --------      --------
       Basic earnings (loss) per share.......  ($0.18)        $0.05
       Diluted earnings (loss) per share.....  ($0.18)        $0.05

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


OVERVIEW

From its inception in April 1992 through December 1993, IPAC focused on developing manufacturing capacity at its facility in San Jose, California. The Company commenced commercial production and recognized its initial revenues in the quarter ended March 31, 1994. The Company has derived substantially all of its revenues to date from Quad Flat Pack packages. The Company has expanded its manufacturing capacity every year since it began operations in early 1994. The Company believes that its competitive position depends on its ability to have sufficient capacity to meet anticipated customer demand. Accordingly, the Company made significant investments in capital equipment and facilities improvements in 1995 and 1996 by acquiring equipment with a cost of $10 million and $19 million, respectively. In 1996, the Company spent an additional $9.2 million to acquire the building complex in which it has operated since 1993. The Company currently occupies approximately 55,000 square feet of the 140,000 square feet in the building complex. The Company currently occupies approximately 55,000 square feet of the 140,000 square feet in the building complex. The Company believes that its current manufacturing base of installed equipment, plus additional spending for capital equipment and facilities improvements in 1997 of up to $7 million should be sufficient to meet anticipated 1997 capacity requirements.

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

REVENUES
--------

The Company recognizes revenues upon shipment of products to its customers. Revenues for the quarter ended March 31, 1997, decreased to $5.6 million from
$8.1 million for the same quarter in fiscal 1996.   The decrease in revenues for
the quarter is the result of the Company's dependence on a limited number of customers, and a decline in orders from several of the Company's major customers.

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


Integrated Packaging Assembly Corporation, Form 10-Q                    Page 8

GROSS PROFIT
------------

Cost of revenues includes materials, labor, depreciation and overhead costs
associated with semiconductor packaging.   Gross profit for the quarter ended
March 31, 1997 was a loss of $0.9 million compared with a profit of $2.0 million
for the same quarter in fiscal 1996.   Gross profit as a percentage of revenues,
or gross margin, was a negative 16.5% for the first quarter of 1997 compared to
24.8% for the first quarter of 1996.   The Company experienced a decline in
gross profit primarily because of the low level of revenues and capacity utilization. The Company's gross profits were adversely affected by lower average selling prices, caused by industry competition and higher costs for labor and manufacturing overhead. The cost of revenues for the first quarter of 1997 also included a provision for the loss of a $250,000 advance payment made to an overseas vendor of production equipment, as a result of the vendor's insolvency.

Depreciation for machinery and equipment is calculated using the units of production method, in which depreciation is calculated based upon the units produced in a given period divided by the estimate of total units to be produced over its life following commencement of use. Such estimates are reassessed periodically when facts and circumstances suggest a revision may be necessary. In all cases, the asset will be depreciated by the end of its estimated six year life so that each quarter the equipment is subject to certain minimum levels of depreciation. During the quarter ended March 31, 1997, the Company applied depreciation for certain assets at these minimum levels in order to depreciate its assets over their remaining useful life. The Company expects depreciation in 1997 to be a greater proportion of revenues than in 1996 due to competitive pressure on revenues and higher depreciation rates.

SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------

Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal, and accounting costs. Selling, general and administrative expenses increased 42% to $1.1 million for the quarter ended March 31, 1997 compared to $0.8 million for the
comparable period in 1996.   The increase was due primarily to increases in
staff and facilities to support the Company's growth throughout fiscal 1996.

As a percentage of revenues, selling, general and administrative expenses increased from 9.5% for the first quarter of 1996 to 19.4% for the same period
in 1997.   The increase in such expenses as a percentage of revenues reflects the lower revenue level in 1997 as well as the increase in selling, general and administrative expenses.


RESEARCH AND DEVELOPMENT
------------------------

Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses increased 65% to $345,000 for the quarter ended March 31, 1997, compared to $209,000 for the comparable period in 1996. These increases were due primarily to the Company's expanded efforts in ongoing product development.

As a percentage of revenues, research and development expenses increased from 2.6% in the first quarter of 1996 to 6.2% for the comparable period in 1997.
The increase in such expenses as a percentage of revenues reflects the lower revenue level in 1997 and the higher level of research and development expenses.

Integrated Packaging Assembly Corporation, Form 10-Q                    Page 9

INTEREST AND OTHER INCOME (EXPENSE)
-----------------------------------

Interest and other income resulted in net other expense of $128,000 for the quarter ended March 31, 1997 compared to a net other expense of $114,000 for the same quarter last year. Other income for the first quarter of 1997 increased to $173,000 from $56,000 for the comparable period in 1996 primarily due earnings on higher average cash and cash equivalent balances primarily from the IPO and to rental income net of rental expenses from the building complex purchased by the Company in December 1996. Interest expense increased to $511,000 in the first quarter of 1997 from $319,000 for the comparable period in 1996 as a result of the increased level of long term debt used to acquire property and equipment.

PROVISION FOR INCOME TAXES
--------------------------

The Company did not record a provision for income tax for the quarter ended
March 31, 1997 as the Company operated at a loss.   For the same quarter last
year, the Company's effective tax rate was 33%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the quarter ended March 31, 1997, the Company's principal source of liquidity was cash flow from operations of $1.3 million. Cash flow from operations was comprised primarily of non-cash depreciation and amortization expenses of $1.5 million, a decrease in accounts receivable of $3.1 million, offset by a loss of $2.5 million and a decrease in accounts payable of $1.0
million.   As of March 31, 1997, the Company had cash and cash equivalents of
$14.1 million and short term investments of $3.0 million.

The Company had capital expenditures of $2.1 million during the first quarter of
1997.   Such capital expenditures were incurred primarily for the purchase of
production equipment and improvements to the Company's facilities.   The Company
expects to spend approximately $5 million on capital expenditures during the remainder of 1997 for the acquisition of production equipment, primarily related to the Company's new products, for equipment to enable the Company to perform its own plating operations, and for facilities improvements. Most of the Company's production equipment has been funded either through capital leases or term loans secured by production equipment. The Company acquired $3.7 million and $4.0 million of production equipment through capital leases in 1993 and 1994 respectively, which leases expire from December 1997 to January 1999. The production equipment acquired in 1995 and 1996 was funded through several term loans. The Company borrowed $4.9 million and $9.8 million on such term loans in 1995 and 1996 respectively. No such leases or term loans were taken down in the first quarter of 1997. At March 31, 1997, the Company had approximately $4 million of unused borrowing facilities from its equipment lenders. Such borrowing facilities expire in June 1997.

The Company has a $2.0 million revolving credit line, secured by substantially
all of the Company's assets, expiring in July 1997.    As of March 31, 1997, no
money had been borrowed against this line. As of March 31, 1997, the Company was not in compliance with a covenant which requires the Company to maintain a minimum quick ratio. This covenant non-compliance also applies to two term loans with a total outstanding balance of $3.5 million from the same financial institution. The Company however, has received a waiver of this covenant from the financial institution until June 30, 1997.

Integrated Packaging Assembly Corporation, Form 10-Q                    Page 10

On March 25, 1997, the Company secured a mortgage loan of $6.7 million from an insurance company. The loan carries a five year term and is secured by the real estate and buildings purchased by the Company in December 1996. The proceeds of this mortgage loan were used to pay off and retire a $6.5 million real estate loan which had been entered into in December 1996 to provide temporary financing for the acquisition of the Company's building complex.

The Company believes that its existing cash and short term investment balances along with anticipated cash from operations and equipment financing will be sufficient to meet its projected working capital and other cash requirements for
the next 12 months.   There can be no assurance, however, that lower than
expected revenues, increased expenses, increased costs associated with the purchase or maintenance of capital equipment, or other events will not cause the Company to seek more capital, or capital sooner than currently expected. The timing and amount of the Company's actual capital requirements will depend on a number of factors, including demand for the Company's services, level of capacity utilization, availability of capital equipment, adverse fluctuations in foreign currency exchange rates, changes in semiconductor industry conditions and competitive factors. There can be no assurance that additional financing will be available when needed or, if available, will be available on satisfactory terms.

Integrated Packaging Assembly Corporation, Form 10-Q                    Page 11

CERTAIN FACTORS AFFECTING OPERATING RESULTS

The Company's operating results are affected by a wide variety of factors that could materially and adversely affect revenues, gross profit, operating income and liquidity. These factors include the short term nature of its customers' commitments, the timing and volume of orders relative to the Company's production capacity, long lead times for the manufacturing equipment required by the Company, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, lack of a meaningful backlog, effectiveness in managing production processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company's average selling prices and changes in economic conditions. Unfavorable changes in any of the above factors would adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE ON A LIMITED NUMBER OF EQUIPMENT SUPPLIERS
-----------------------------------------------------

The semiconductor packaging business is capital intensive and requires a substantial amount of highly automated, expensive capital equipment which is manufactured by a limited number of suppliers, many of which are located in Asia or Europe. The market for capital equipment used in semiconductor packaging has been and is expected to continue to be characterized by intense demand, limited supply and long delivery cycles. The Company's operations require a substantial amount of this capital equipment. Accordingly, the Company's operations and plans to expand its product offerings are highly dependent on its ability to obtain a significant amount of high quality capital equipment from a limited number of suppliers. The Company has no long term agreement with any such supplier and acquires such equipment on a purchase order basis. This dependence creates substantial risks. Should any of the Company's major suppliers be unable or unwilling to provide the Company with high quality capital equipment in amounts necessary to meet the Company's requirements, the Company would experience severe difficulty locating alternative suppliers in a timely fashion and its ability to place new product lines into volume production would be materially adversely affected. A prolonged delay in equipment shipments by key suppliers or an inability to locate alternative equipment suppliers would have a material adverse effect on the Company's business, financial condition and results of operations and could result in damage to customer relationships. In this regard, problems with the quality of certain capital equipment affected the Company's ability to package semiconductors for certain customers in a timely manner at acceptable yields, with the result that the Company's business, operating results and financial condition were adversely affected in 1996 and 1997.

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

Integrated Packaging Assembly Corporation, Form 10-Q                    Page 12

DEPENDENCE ON THE SEMICONDUCTOR INDUSTRY; CUSTOMER CONCENTRATION
----------------------------------------------------------------

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

Some segments of the semiconductor industry may be affected more than others. If certain of the Company's significant customers are in a segment which has been impaired, there would be an adverse effect on the Company's business, financial condition and results of operations.

In this regard, the Company experienced a significant decline in orders during the first quarter of fiscal 1997 which the Company attributes to reduced demand for semiconductors manufactured by certain of the Company's customers that serve, in particular, the personal computer market. There can be no assurance that this downturn in the computer industry, or the general economic conditions
underlying this downturn, will not recur again.   Furthermore, there can be no
assurance that any such continuation or expansion of this downturn will not result in an additional and significant decline in the demand for the products produced by the Company's customers and a corresponding material adverse impact on the Company's business, operating results and financial condition.

In addition, the Company has been substantially dependent on a relatively small number of customers within the semiconductor industry. The high concentration of business with a limited number of customers adversely affected the Company's results in the first quarter of 1997, when business volume dropped substantially for several customers. There can be no assurance that such customers or any other customers will continue to place orders with the Company in the future at the same levels as in prior periods. The loss of one or more of the Company's customers, or reduced orders by any of its key customers, would adversely affect the Company's business, financial condition and results of operations.


DESIGN AND ENGINEERING OF NEW PRODUCTS
--------------------------------------

The Company believes that its competitive position depends substantially on its ability to design new semiconductor packages in high demand and to develop manufacturing capabilities for such products. These products include Ball Grid Array (BGA) packages, Chip Scale Packages (CSP), and Thin Quad Flat Pack (TQFP)
packages.   The Company plans to make significant investments in the development and design of such packages, and to develop its expertise and capacity to
manufacture such products in large volumes.   There can be no assurance that the
Company will be able to utilize such new designs or be able to utilize such manufacturing capacity in a timely manner, that the cost of such development will not exceed management's current estimates or that such capacity will not exceed the demand for the Company's services. In addition, the allocation of Company resources into such development costs will continue to significantly increase the Company's operating expenses and fixed costs. The Company's inability to generate the additional revenues necessary to make use of such developments and investments would have a material adverse effect on the Company's business, financial condition and results of operations.

Integrated Packaging Assembly Corporation, Form 10-Q                    Page 13

UTILIZATION OF MANUFACTURING CAPACITY
-------------------------------------

The Company has made substantial investments in expanding its manufacturing capacity during its operating history, in anticipation of increased future business. During the first quarter of 1997, the Company incurred a net loss as revenues dropped substantially, while overhead and fixed costs increased, with the result that there was substantial manufacturing overcapacity. There can be no assurance that the Company will be able to utilize such manufacturing
capacity in a timely manner.   The Company's inability to generate the
additional revenues necessary to fully utilize its capacity would have a material adverse effect on the Company's business, financial condition and results of operations.


MANAGEMENT OF GROWTH
--------------------

During the Company's operating history, it has experienced periods of substantial growth in the number of its employees and the volume of its business. This growth has strained the Company's managerial, financial,
manufacturing and other resources.   In order to manage its growth, the Company
must not only improve its existing operational, financial and management systems, it must continue to implement additional operating and financial controls and hire and train additional personnel. Any failure to improve the Company's operational, financial and management systems could have a material adverse effect on the Company's business, financial condition and results of operations. Because the Company's expense levels are based in part on anticipated future revenue levels, if revenue does not meet projected levels, the Company's operating results would be materially adversely affected.

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


PRODUCT QUALITY AND RELIABILITY; PRODUCTION YIELDS
--------------------------------------------------

The semiconductor packaging process is complex and product quality and reliability is subject to a wide variety of factors. Defective packaging can result from a number of factors, including the level of contaminants in the manufacturing environment, human error, equipment malfunction, errors in the design of equipment and related tooling, use of defective raw materials, defective plating services and inadequate sample testing. From time to time, the Company has experienced and expects to experience lower than anticipated production yields as a result of such factors. The Company has also experienced inefficiencies due to rework of subcontracted plating services which required the Company to reschedule planned new production and resulted in lower gross profit during such periods. The Company's failure to maintain high quality production standards or acceptable production yields would likely result in loss of customers, delays in shipments, increased costs, cancellation of orders and product returns for rework, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Integrated Packaging Assembly Corporation, Form 10-Q                    Page 14

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

Integrated Packaging Assembly Corporation, Form 10-Q                    Page 15

COMPETITION; POTENTIAL DECLINE IN AVERAGE SELLING PRICES
--------------------------------------------------------

The semiconductor packaging industry is highly competitive. The Company currently faces substantial competition from established packaging foundries located in Asia. Each of these competitors has significantly greater manufacturing capacity, financial resources, research and development operations, marketing and other capabilities than the Company, and has been operating for a significantly longer period of time than the Company. Such companies also have established relationships with many large semiconductor companies which are current or potential customers of the Company. The Company could face substantial competition from Asian packaging foundries should one or more of such companies decide to establish foundry operations in North America. In this regard, Anam, a large Korean packaging foundry has announced plans to construct a facility in Arizona. The Company could also face competition from emerging independent North American packaging foundries. The Company also competes against companies which have in house packaging capabilities as current and prospective customers constantly evaluate the Company's capabilities against the merits of in house packaging. Many of the Company's customers are also customers of one or more of the Company's competitors. In addition, the Company expects that average selling prices for its products may decline in the future, principally due to intense competitive conditions. A decline in average selling prices of the Company's products, if not offset by reductions in the cost of producing those products, would decrease the Company's gross margins and could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to reduce its cost per unit.

Integrated Packaging Assembly Corporation, Form 10-Q                    Page 16

Part II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K



     (a)  Exhibits

          27   Financial Data Schedule


     (b)  Reports on Form 8-K

          None

Integrated Packaging Assembly Corporation, Form 10-Q                    Page 17

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Integrated Packaging Assembly Corporation


Date:  May 12, 1997             /s/ Tony Lin
                                ----------------------------
                                Tony Lin
                                Principal Financial and Accounting Officer

Integrated Packaging Assembly Corporation, Form 10-Q                    Page 18