Form 10-Q
period 1997-06-30
INTEGRATED PACKAGING ASSEMBLY CORP
filed 1997-08-12
CIK 924101

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

 (Mark One)
[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1997

                                       OR

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from _____________________ to
_________________________


Commission file number:  0-27712

                           --------------------------


                    INTEGRATED PACKAGING ASSEMBLY CORPORATION
             (Exact name of registrant as specified in its charter)


               DELAWARE                                 77-0309372
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation)

       2221 OLD OAKLAND ROAD
           SAN JOSE, CA                                  95131-1402
(Address of principal executive offices)                 (Zip Code)

                                 (408) 321-3600
              (Registrant's telephone number, including area code)

                           --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X           No
                            ---------         ---------

Number of shares of common stock outstanding as of  August 6, 1997:   13,927,384


                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements
                  Condensed Balance Sheet....................................................    3
                  Condensed Statement of Operations..........................................    4
                  Condensed Statement of Cash Flows..........................................    5
                  Notes to Condensed Financial Statements....................................    6

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations...............................    8

PART II. OTHER INFORMATION

         Item 4.  Submission of Matter to a Vote of Security Holders.........................    17

         Item 6.  Exhibits...................................................................    17

         Signatures..........................................................................    18

Part I. Financial Information
Item 1. Financial Statements

                   Integrated Packaging Assembly Corporation
                            Condensed Balance Sheet
                                (In thousands)
                                  (Unaudited)

                                                          June 30,         Dec 31,
                                                           1997             1996
                                                          _______         _______
Assets
  Current assets:
        Cash and cash equivalents                         $12,431         $15,817
        Short term investments                              1,001           3,025
        Accounts receivable, net                            1,622           6,141
        Inventory                                           1,624           1,977
        Prepaid expenses and other current assets             596             606
                                                          _______         _______
                Total currrent assets                      17,274          27,566

  Property and equipment, net                              43,436          41,776
  Other assets                                                296             297
                                                          _______         _______
                Total assets                              $61,006         $69,639
                                                          =======         =======
Liabilities and Shareholders' Equity
  Current liabilities:
        Current portion of long term debt                  $6,205          $6,118
        Accounts payable                                    2,856           2,534
        Accrued expenses and other liabilities              5,156           3,300
                                                          _______         _______
                Total current liabilities                  14,217          11,952
                                                          _______         _______
  Long term debt                                           14,318          16,926
                                                          _______         _______
  Shareholders' equity
        Common Stock                                       40,083          39,811
        Accumulated earnings (deficit)                     (7,612)            950
                                                          _______         _______
                Total shareholders' equity                 32,471          40,761
                                                          _______         _______
                Total liabilities and shareholders'
                 equity                                   $61,006         $69,639
                                                          =======         =======

  The accompanying notes are an integral part of these financial statements.

                   Integrated Packaging Assembly Corporation
                       Condensed Statement of Operations
                     (In thousands, except per share data)
                                  (Unaudited)


                                                    Fiscal Quarter Ended    Six Months Ended
                                                    June 30,      June 30, June 30,  June 30,
                                                    --------      -------  --------  --------
Revenues                                             $  3,953    $ 8,469  $  9,528   $ 16,526
Cost of revenues                                        5,039      6,717    11,534     12,777
                                                     --------    -------  --------   --------
Gross profit (loss)                                    (1,086)     1,752    (2,006)     3,749
                                                     --------    -------  --------   --------
Operating expenses
        Selling, general & administrative               1,380        841     2,460      1,603
        Research & development                            338        252       683        461
        Write down of impaired assets                   3,000         --     3,000         --
                                                     --------    -------  --------   --------
                Total operating expenses                4,718      1,093     6,143      2,064
                                                     --------    -------  --------   --------
Operating income (loss)                                (5,804)       659    (8,149)     1,685

Interest & other income (expense)                        (284)        58      (412)       (56)
                                                     --------    -------  --------   --------
Income (loss) before income taxes                      (6,088)       717    (8,561)     1,629

Provision for income taxes                                 --       (150)       --       (450)
                                                     --------    -------  --------   --------
Net income (loss)                                    $ (6,088)   $   567  $ (8,561)  $  1,179
                                                     ========    =======  ========   ========
Net income (loss) per share                          $  (0.44)   $  0.04  $  (0.62)  $   0.09
                                                     ========    =======  ========   ========
Weighted average common
        shares and equivalents                         13,925     14,798    13,914     13,603
                                                     ========    =======  ========   ========

The accompanying notes are an integral part of these financial statements.

                   Integrated Packaging Assembly Corporation
                       Condensed Statement of Cash Flows
                           Increase (Decrease) Cash
                                (In thousands)
                                  (Unaudited)


                                                                  Six Months Ended
                                                                 ------------------
                                                                  June 30,  June 30,
                                                                 --------  --------
Cash flows from Operating Activities:
 Net income (loss)                                                $(8,561)  $ 1,179
 Adjustments:
  Depreciation and amortization                                     2,966     1,288
  Write down of impaired assets                                     3,000        --
  Changes in assets and liabilities:
    Accounts receivable                                             4,519    (1,364)
    Inventory                                                         353       371
    Prepaid expenses and other assets                                  10      (163)
    Accounts payable                                                  322       653
    Accrued expenses and other liabilities                            763     1,460
                                                                 --------  --------
  Net cash provided by operating activities                         3,372     3,424
                                                                 --------  --------

Cash flows used in investing activities:
 Acquisition of property and equipment                             (6,457)  (10,758)
 Net investment in short term investments                           2,024    (6,044)
s                                                                 --------  --------
  Net cash used in investing activities                             4,433   (16,802)
                                                                 --------  --------

Cash flows provided by financing activities:
 Payments under capital lease obligations                            (884)     (768)
 Principal payments on note payable                                (8,388)     (687)
 Proceeds from note payable                                         6,700     2,000
 Proceeds from issuance of Common Stock, net                          247    23,112
                                                                 --------  --------
Net cash provided by (used in) investing activities                (2,325)   23,657
                                                                 --------  --------
Net increase (decrease) in cash                                    (3,386)   10,279
Cash and cash equivalents at beginning of period                   15,817     5,424
                                                                 --------  --------
Cash and cash equivalents at end of period                       $ 12,431  $ 15,703
                                                                 ========  ========
Supplemental disclosure of noncash financing activities
  Acquisition of equipment under capital leases                  $    --   $    147
                                                                 ========  ========



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

The results of operations for the quarter ended June 30, 1997 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 1997.



FISCAL YEAR

The Company's fiscal quarters and year end on the Sunday nearest the calendar quarter end and December 31, respectively. For purposes of financial statement presentation, each fiscal year is presented as having ended on December 31 and each fiscal quarter is presented as having ended on the calendar quarter end. Fiscal 1996 and 1997 each consist of 52 weeks.

NOTE 2. BALANCE SHEET COMPONENTS
        (IN THOUSANDS)

                                        JUNE 30,       DEC 31,
                                         1997           1996
                                        ------         -------
INVENTORY
        Raw Materials                   $1,563          $1,839
        Work in process                     61             138
                                        ------          ------
                                        $1,624          $1,977
                                        ======          ======

NOTE 3.   INCOME TAXES:

No provision or benefit for income taxes was recorded for the six months ended June 30, 1997 as the Company operated at a loss and income taxes in prior years resulted from alternative minimum tax charges which are not subject to credits from losses carried back.



NOTE 4.   NET INCOME (LOSS) PER SHARE:

Net income per share for the quarter and for the six months ended June 30, 1996 was computed using the weighted average number of common shares and common equivalent shares outstanding during the period. The net loss per share for the quarter and for the six months ended June 30, 1997 was computed using the same method but excluded the common equivalent shares because of their anti-dilutive effect. Common equivalent shares for the quarter and for the six months ended June 30, 1996 included outstanding stock options and warrants using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, common stock equivalent shares relating to stock options and warrants, using the treasury stock method, and the Company's mandatorily redeemable convertible preferred stock which was outstanding prior to the Company's initial public offering on February 28, 1996, even where antidilutive, using the as if-converted method, issued subsequent to December 31, 1994 are included in the computation of net income per share through February 28, 1996, the date of the Company's initial public offering.



NOTE 5.   RECENT ACCOUNTING PRONOUNCEMENT FAS 128:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement is effective for the Company's quarter ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for the quarter and six months ended June 30, 1997 and for the comparable periods in the prior year, the Company's earnings (loss) per share would have been as follows:


                                              QUARTER ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                             ------------------------             --------------------------
                                              1997              1996                 1997              1996
                                             --------          ------             -------            -------
   Basic earnings (loss) per share.......     ($0.44)           $0.04             ($0.62)            $0.09
   Diluted earnings (loss) per share.....     ($0.44)           $0.04             ($0.62)            $0.09

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


OVERVIEW

From its inception in April 1992 through December 1993, IPAC focused on developing manufacturing capacity at its facility in San Jose, California. The Company commenced commercial production and recognized its initial revenues in the quarter ended March 31, 1994. The Company has derived substantially all of its revenues to date from Quad Flat Pack packages. The Company believes that its competitive position depends on its ability to have sufficient capacity to meet anticipated customer demand. Accordingly, the Company made significant investments in capital equipment and facilities improvements in 1995, 1996, and 1997. In 1996, the Company spent $9.2 million to acquire the building complex in which it has operated since 1993. The Company currently occupies approximately 55,000 square feet of the 140,000 square feet in the building complex.

Since the first quarter of fiscal 1997, the Company has experienced quarterly operating losses and quarter to quarter declines in revenues, due to significantly reduced orders from several key customers. As a result of reduced orders, the Company has been operating at substantially less than capacity. Due to the Company's relatively high level of fixed costs, this under utilization of capacity has resulted in substantial operating losses. The company's ability to return to profitability will depend on its ability to achieve significant revenue growth from new or existing customers and to control its fixed costs.

The Company's operating results are affected by a wide variety of factors that have in the past and could continue to materially and adversely affect revenues, gross profit and operating income. These factors include the short-term nature of its customers' commitments, timing and volume of orders relative to the Company's production capacity, long lead times for the manufacturing equipment required by the Company, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, lack of a meaningful backlog, effectiveness in managing production processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company's average selling prices and changes in economic conditions. Unfavorable changes in any of the above factors may adversely affect the Company's business, financial condition and results of operations.

REVENUES

The Company recognizes revenues upon shipment of products to its customers. Revenues for the three month and six month periods ended June 30, 1997, were $4.0 million and $9.5 million respectively, compared with $8.5 million and $16.5 million respectively for the comparable periods in the prior fiscal year. The decreases in revenues in the 1997 periods are the result of the Company's dependence on a limited number of customers and a decline in orders from several of the Company's major customers.

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

GROSS PROFIT

Cost of revenues includes materials, labor, depreciation and overhead costs associated with semiconductor packaging. Gross profit for the three month and six month periods ended June 30, 1997 consisted of losses of $1.1 million and $2.0 million respectively, compared with profits of $1.8 million and $3.7 million respectively, for comparable periods in the prior fiscal year. Gross profit as a percentage of revenues, or gross margin, was a negative 27.5% for the quarter ended June 30, 1997 compared to 20.7% for the same quarter of 1996. Gross margin, was a negative 21.1% for the six months ended June 30, 1997 compared to 22.7% for the same period in 1996. These declines in gross profit were primarily the result of the lower level of revenues and capacity utilization in 1997. The Company's gross profits were also adversely affected by lower average selling prices, caused by industry competition and higher costs for labor and manufacturing overhead. Revenues will need to improve significantly for margins to improve.

Depreciation for machinery and equipment is calculated using the units of production method, in which depreciation is calculated based upon the units produced in a given period divided by the estimate of total units to be produced over its life following commencement of use. Such estimates are reassessed periodically when facts and circumstances suggest a revision may be necessary. In all cases, the asset will be depreciated by the end of its estimated six year life so that each quarter the equipment is subject to certain minimum levels of depreciation. During the three month and six month periods ended June 30, 1997, the Company applied depreciation for certain assets at these minimum levels in order to depreciate its assets over their remaining useful life. The Company expects depreciation in 1997 to be a greater proportion of revenues than in 1996 due to the lower level of revenues and higher depreciation rates.



SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal, and accounting costs. Selling, general and administrative expenses increased 64% to $1.4 million and 54% to $2.5 million for the three month and six month periods ended June 30, 1997, respectively, over the comparable periods in 1996. These increases were due primarily to increases in staff and facilities to strengthen the Company's administrative infrastructure and the Company's sales and customer service functions.

As a percentage of revenues, selling, general and administrative expenses increased from 9.9% for the second quarter of 1996 to 34.9% in the 1997 quarter, and from 9.7% for the first six months of fiscal 1996 to 25.8% for the comparable period in 1997. The increase in such expenses as a percentage of revenues reflects the lower revenue level in 1997 as well as the increase in selling, general and administrative expenses in absolute dollars.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses increased 34% to $338,000 and 48% to $683,000 for the three month and six month periods ended June 30, 1997, respectively, over the comparable periods in 1996. These increases were due primarily to the Company's expanded efforts in ongoing product development.

As a percentage of revenues, research and development expenses increased from 3.0% in the second quarter of 1996 to 8.6% in the second quarter of 1997, and from 2.8% for the first six months of fiscal 1996 to 7.2% for the comparable period in 1997. The increases in such expenses as a percentage of revenues reflect the lower revenue level in 1997 and the higher absolute level of research and development expenses.



WRITE DOWN OF IMPAIRED ASSETS

For the quarter ended June 30, 1997, the Company took a $3 million charge for impaired assets. This charge included a $2.4 million reserve related to equipment used for the production of certain products with limited future demand, and a $500,000 reserve for the cancelation of purchase orders for equipment which the Company has determined to be surplus in relation to current demand.



INTEREST AND OTHER INCOME (EXPENSE)

Net interest and other income is primarily comprised of interest expense on equipment, offset by interest earnings from investments in cash equivalents. Interest and other income resulted in net other expense of $284,000 and $412,000 for the three month and six months periods ended June 30, 1997 compared to net other income of $58,000 and net other expense of $56,000 for the comparable periods in the prior fiscal year. Interest expense increased to $542,000 and $1,054,000 respectively, for the three month and six month periods ended June 30, 1997, compared to $308,000 and $626,000 respectively, for comparable periods in the prior fiscal year. These increases were the result of the increased level of long term debt used to acquire property and equipment.



PROVISION FOR INCOME TAXES

The Company did not record a provision for income tax for the quarter or for the six months ended June 30, 1997 as the Company operated at a loss. For the same quarter and six month period last year, the Company recorded taxes at effective rates of 21% and 28% respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1997, the Company's principal source of liquidity was cash flow from operations of $3.4 million. Cash flow from operations was comprised primarily of an $8.6 million net loss, in part due to $6.0 million of non-cash charges for depreciation and amortization and a write down of impaired assets. Such loss was offset by a decrease in accounts receivable of $4.5 million due to collections exceeding revenues. As of June 30, 1997, the Company had cash and cash equivalents of $12.4 million and short term investments of $1.0 million.

The Company had capital expenditures of $6.5 million during the first six months of 1997. Such capital expenditures were incurred primarily for the purchase of production equipment and improvements to the Company's facilities. The Company expects to spend approximately $2 million on capital expenditures during the remainder of 1997 for the acquisition of production equipment, primarily related to the Company's new products, for equipment to enable the Company to perform its own plating operations, and for facilities improvements. Most of the Company's production equipment has been funded either through capital leases or term loans secured by production equipment. The Company acquired $3.7 million and $4.0 million of production equipment through capital leases in 1993 and 1994 respectively, which leases expire from December 1997 to January 1999. The production equipment acquired in 1995 and 1996 was funded through several term loans. The Company borrowed $4.9 million and $9.8 million on such term loans in 1995 and 1996, respectively. No such leases or term loans were taken down during the first half of 1997.

As of June 30, 1997, the Company was not in compliance with covenants related to term loans with a total outstanding balance of $4.0 million from two financial institutions. In one case, the covenant, which requires the Company to maintain certain minimum profitability was subsequently waived, until September 30, 1997. In the other case, the covenants were subsequently amended such that the Company was in compliance with such covenants at June 30, 1997.

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

The Company terminated its $2.0 million short term revolving credit line in June, 1997. No money had been borrowed against the credit line during the two years it had been in effect.

The Company believes that its existing cash and short term investment balances along with anticipated cash flow from operations and equipment financing will be sufficient to meet its projected working capital and other cash requirements for the next 12 months. There can be no assurance, however, that continued operating losses, lower than expected revenues, increased expenses, increased costs associated with the purchase or maintenance of capital equipment, or other events will not cause the Company to seek more capital, or capital sooner than currently expected. In addition, unless the Company is able to return to profitability, the Company will need to raise additional capital to fund its operations. The timing and amount of the Company's actual capital requirements will depend on a number of factors, including demand for the Company's services, level of capacity utilization, availability of capital equipment, adverse fluctuations in foreign currency exchange rates, changes in semiconductor industry conditions and competitive factors. There can be no assurance that additional financing will be available when needed or, if available, will be available on satisfactory terms. To the extent such financing involves the issuance of stock or convertible securities, the relative voting power of the Company's existing stockholders would be diluted and to the extent the Company has earnings, such financing could also be dilutive to earnings per share.

CERTAIN FACTORS AFFECTING OPERATING RESULTS

The Company's operating results are affected by a wide variety of factors that could materially and adversely affect revenues, gross profit, operating income and liquidity. These factors include the short term nature of its customers' commitments, the timing and volume of orders relative to the Company's production capacity, long lead times for the manufacturing equipment required by the Company, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, lack of a meaningful backlog, effectiveness in managing production processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company's average selling prices and changes in economic conditions. The occurrence or continuation of unfavorable changes in any of the above factors would adversely affect the Company's business, financial condition and results of operations. In addition, the following factors pose risks:


DEPENDENCE ON THE SEMICONDUCTOR INDUSTRY; CUSTOMER CONCENTRATION

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

The semiconductor industry is comprised of different market segments based on device type and the end use of the device. Accordingly, within the semiconductor industry, demand for production in a particular segment may be subject to more significant fluctuations than other segments. If any of the Company's significant customers are in a segment which has experienced adverse market conditions, there would be an adverse effect on the Company's business, financial condition and operating results. In this regard, the Company has experienced a significant decline in orders during fiscal 1997 which the Company attributes in part to reduced demand for semiconductors manufactured by certain of the Company's customers that serve, in particular, the personal computer market. There can be no assurance that this reduced demand, or the general economic conditions underlying such demand, will not continue to adversely affect the Company's results of operations. Furthermore, there can be no assurance that any such continuation or expansion of this reduced demand will not result in an additional and significant decline in the demand for the products produced by the Company's customers and a corresponding material adverse impact on the Company's business, operating results and financial condition.

In addition, the Company has been substantially dependent on a relatively small number of customers within the semiconductor industry. The high concentration of business with a limited number of customers has adversely affected the Company's operating results during 1997, when business volume dropped substantially for several customers. There can be no assurance that such customers or any other customers will continue to place orders with the Company in the future at the same levels as in prior periods. The loss of one or more of the Company's customers, or reduced orders by any of its key customers, would adversely affect the Company's business, financial condition and results of operations.

MANAGEMENT OF OPERATIONS;  NEW MANAGEMENT TEAM

The Company's Chief Executive Officer and President recently joined the Company in April 1997. Several of the Company's other executive officers have joined the Company within the past few months. The Company's ability to increase its revenues and return to profitability will depend upon the ability of new management to improve the Company's manufacturing operations and to attract new customers and to increase orders from existing customers. In order to manage its business, the Company must improve its existing operational, financial and management systems, continue to implement additional operating and financial controls and hire and train additional personnel. Any failure to improve the Company's operational, financial and management systems could have a material adverse effect on the Company's business, financial condition and results of operations. Because the Company's expense levels are based in part on anticipated future revenue levels, if revenue does not meet projected levels, the Company's operating results have been and will continue to be materially adversely affected as evidenced by the Company's results during the first half of 1997.



UNDERUTILIZATION OF MANUFACTURING CAPACITY; HIGH FIXED COSTS

The Company has made substantial investments in expanding its manufacturing capacity during its operating history, in anticipation of increased future business. During the first half of 1997, the Company incurred net losses as revenues dropped substantially, while overhead and fixed costs increased, with the result that there was substantial underutilized manufacturing capacity. The Company continues to operate with significant underutilized capacity. There can be no assurance that the Company will receive orders from new or existing customers that will enable it to utilize such manufacturing capacity in a timely manner. The Company's inability to generate the additional revenues necessary to more fully utilize its capacity has had and will continue to have a material adverse effect on the Company's business, financial condition and results of operations.



PRODUCT QUALITY AND RELIABILITY; PRODUCTION YIELDS

The semiconductor packaging process is complex and product quality and reliability are subject to a wide variety of factors. Defective packaging can result from a number of factors, including the level of contaminants in the manufacturing environment, human error, equipment malfunction, errors in the design of equipment and related tooling, use of defective raw materials, defective plating services and inadequate sample testing. From time to time, the Company has experienced and expects to experience lower than anticipated production yields as a result of such factors. The Company has also experienced inefficiencies due to rework of subcontracted plating services which required the Company to reschedule planned new production and resulted in lower gross profit during such periods. The Company's failure to achieve high quality production standards or acceptable production yields would likely result in loss of customers, delays in shipments, increased costs, cancellation of orders and product returns for rework, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The decline in the level of orders in 1997 is partially attributable to product quality issues experienced during 1996.

DEPENDENCE ON RAW MATERIALS SUPPLIERS AND SUBCONTRACTORS

To maintain competitive manufacturing operations, the Company must obtain from its vendors, in a timely manner, sufficient quantities of acceptable materials at expected prices. The Company sources most of its raw materials, including critical materials such as lead frames and die attach compound, from a limited group of suppliers. Substantially all molding compound, a critical raw material, is obtained from a single supplier. From time to time, vendors have extended lead times or limited the supply of required materials to the Company because of vendor capacity constraints and, consequently, the Company has experienced difficulty in obtaining acceptable raw materials on a timely basis. In addition, from time to time, the Company has rejected materials from those vendors that do not meet its specifications, resulting in declines in output or yield. Any interruption in the availability of or reduction in the quality of materials from these suppliers would materially adversely affect the Company's business, financial condition and results of operations. For example, in the second quarter of fiscal 1996, the Company's revenues were adversely affected by the rejection of a batch of key material.

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

COMPETITION; DECLINE IN AVERAGE SELLING PRICES

The semiconductor packaging industry is highly competitive. The Company currently faces substantial competition from established packaging foundries located in Asia. Each of these competitors has significantly greater manufacturing capacity, financial resources, research and development operations, marketing and other capabilities than the Company, and has been operating for a significantly longer period of time than the Company. Such companies also have established relationships with many large semiconductor companies which are current or potential customers of the Company. The Company could face substantial competition from Asian packaging foundries should one or more of such companies decide to establish foundry operations in North America. In this regard, Anam, a large Korean packaging foundry has announced plans to construct a facility in Arizona. The Company could also face competition from emerging independent North American packaging foundries. In July, 1997, the Alphatec Group, a large provider of semiconductor manufacturing services based in Thailand, announced their intent to sell their US subsidiary, which includes a packaging foundry located in Manteca, California. The Company also competes against companies which have in house packaging capabilities as current and prospective customers constantly evaluate the Company's capabilities against the merits of in house packaging. Many of the Company's customers are also customers of one or more of the Company's competitors. The Company's current and potential customers typically seek to satisfy their packaging requirements through a limited number of manufacturers. Thus, the Company's ability to obtain new customers often requires that the Company displace an existing competitor.

From mid 1996, the Company has experienced a decline in the average selling prices for a number of its products. The Company expects that average selling prices for its products may continue decline in the future, principally due to intense competitive conditions. A decline in average selling prices of the Company's products, if not offset by reductions in the cost of producing those products, would decrease the Company's gross margins and could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to reduce its cost per unit.



DESIGN AND ENGINEERING OF  NEW PRODUCTS

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

DEPENDENCE ON A LIMITED NUMBER OF EQUIPMENT SUPPLIERS

The semiconductor packaging business is capital intensive and requires a substantial amount of highly automated, expensive capital equipment which is manufactured by a limited number of suppliers, many of which are located in Asia or Europe. The market for capital equipment used in semiconductor packaging has been and is expected to continue to be characterized by intense demand, limited supply and long delivery cycles. The Company's operations utilize a substantial amount of this capital equipment. Accordingly, the Company's operations are highly dependent on its ability to obtain a significant amount of high quality capital equipment from a limited number of suppliers. The Company has no long term agreement with any such supplier and acquires such equipment on a purchase order basis. This dependence creates substantial risks. Should any of the Company's major suppliers be unable or unwilling to provide the Company with high quality capital equipment in amounts necessary to meet the Company's requirements, the Company would experience severe difficulty locating alternative suppliers in a timely fashion and its ability to place new product lines into volume production would be materially adversely affected. A prolonged delay in equipment shipments by key suppliers or an inability to locate alternative equipment suppliers would have a material adverse effect on the Company's business, financial condition and results of operations and could result in damage to customer relationships. In this regard, problems with the quality of certain capital equipment affected the Company's ability to package semiconductors for certain customers in a timely manner at acceptable yields, with the result that the Company's business, operating results and financial condition were adversely affected in 1996 and 1997.

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

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were approved at the Company's Annual Meeting of Stockholders held on June 17, 1997:

         (a)      The following Directors were elected:



                                                                                             PERCENT OF
                                                                                               SHARES
                           DIRECTORS                                 VOTES FOR               OUTSTANDING
                  ---------------------------------------------------------------------------------------
                  1.       Victor A. Batinovich                         11,056,510             79.4 %
                  2.       Philip Chapman                               11,076,864             79.6 %
                  3.       Gill Cogan                                   11,076,864             79.6 %
                  4.       Paul Low                                     11,076,864             79.6 %
                  5.       Eric Young                                   11,076,864             79.6%


         (b)      The stockholders approved the following proposals:

                                                                       NUMBER OF COMMON SHARES VOTED
                           PROPOSAL                               VOTES FOR        % (1)     AGAINST     ABSTAIN
----------------------------------------------------------------------------------------------------------------
                  2.  Reincorporation in Delaware                    8,011,501    57.6 %      676,171      2,950

                  3.  Amendment to increase the number of
                      shares of common stock reserved for
                      future issuance under the Company's
                      1993 Stock Option Plan by 500,000
                      shares                                        10,503,612    75.4 %      549,044      9,000

                  4.  Ratification of the appointment of
                      Price Waterhouse LLP as the
                      Company's independent accountants
                      for the 1997 fiscal year                      11,092,818    79.7 %        1,300      4,776


                  (1) Percentage refers to votes for as a percentage of total shares outstanding.


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




                                      INTEGRATED PACKAGING ASSEMBLY CORPORATION


Date:    August 11, 1997           /s/  Tony Lin
                                      ------------------------------
                                      Tony Lin
                                      Principal Financial and Accounting Officer