Form 10-Q
period 1997-09-28
INTEGRATED PACKAGING ASSEMBLY CORP
filed 1997-11-03
CIK 924101

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 28, 1997

                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________


Commission file number:  0-27712

                          __________________________


                   INTEGRATED PACKAGING ASSEMBLY CORPORATION
             (Exact name of registrant as specified in its charter)


Delaware                                            77-0309372
(State or other jurisdiction of incorporation)      (I.R.S. Employer
                                                    Identification No.)

2221 Old Oakland Road
San Jose, CA                                        95131-1402
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

                    Yes          X       No
                           -------------    --------------

Number of shares of common stock outstanding as of  October 29, 1997: 13,867,181

                               TABLE OF CONTENTS

Part I.  Financial Information
         Item 1.  Financial Statements

                  Condensed Balance Sheet ...................................................................  3
                  Condensed Statement of Operations .........................................................  4
                  Condensed Statement of Cash Flows .........................................................  5
                  Notes to Condensed Financial Statements ...................................................  6

          Item 2. Management's Discussion and Analysis of Financial
                          Condition and Results of Operations ...............................................  8

Part II.  Other Information

          Item 4. Submission of Matter to a Vote of Security Holders ........................................  17

          Item 6. Exhibits ..................................................................................  17

          Signatures ........................................................................................  18


Integrated Packaging Assembly Corporation, Form 10-Q                     Page 2

Part I. Financial Information
Item 1 Financial Statements

                   Integrated Packaging Assembly Corporation
                            Condensed Balance Sheet
                                (In thousands)
                                  (Unaudited)

                                                       Sept. 28,       Dec. 31,
                                                         1997            1996
                                                       --------        --------
 Assets
  Current assets:
    Cash and cash equivalents                          $  6,316         $15,817
    Short term investments                                2,305           3,025
    Accounts receivable, net                              2,862           6,141
    Inventory                                             2,011           1,977
    Prepaid expenses and other current assets             1,038             606
                                                       --------         -------
      Total current assets                               14,532          27,566

  Property and equipment, net                            44,053          41,776
  Other assets                                              261             297
                                                       --------         -------
      Total assets                                     $ 58,846         $69,639
                                                       ========         =======

Liabilities and Shareholders' Equity

  Current liabilities:
    Current portion of long term debt                  $  6,961         $ 6,118
    Accounts payable                                      2,398           2,534
    Accrued expenses and other liabilities                4,530           3,300
                                                       --------         -------
      Total current liabilities                          13,889          11,952
                                                       --------         -------
  Long term debt                                         15,550          16,926
                                                       --------         -------
  Shareholders' equity
    Common Stock                                         40,289          39,811
    Accumulated earnings (deficit)                      (10,882)            950
                                                       --------         -------
      Total shareholders' equity                         29,407          40,761
                                                       --------         -------
      Total liabilities and shareholders; equity       $ 58,846         $69,639
                                                       ========         =======

The accompanying notes are an integral part of these financial statements.

                   Integrated Packaging Assembly Corporation
                       Condensed Statement of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                               Fiscal Quarter Ended        Nine Months Ended
                               --------------------        -----------------
                               Sept 28,     Sept 29,       Sept 28,   Sept 29,
                                 1997         1996           1997       1996
                               --------     --------       --------   --------
Revenues                        $ 4,214      $10,385        $ 13,742    $26,911

Cost of revenues                  5,458        8,062          16,992     20,839
                                -------      -------        --------    -------
Gross profit (loss)              (1,244)       2,323          (3,250)     6,072
                                -------      -------        --------    -------
Operating expenses
  Selling, general &
   administrative                 1,357          959           3,817      2,562
  Research & development            332          276           1,015        737
  Write down of impaired
   assets                            --           --           3,000         --
                                -------      -------        --------    -------
     Total operating expenses     1,689        1,235           7,832      3,299
                                -------      -------        --------    -------

Operating income (loss)          (2,933)       1,088         (11,082)     2,773

Interest & other income
 (expense)                         (338)         (17)           (750)       (73)
                                -------      -------        --------    -------

Income (loss) before
 income taxes                    (3,271)       1,071         (11,832)     2,700

Provision for income taxes           --          (50)             --       (500)
                                -------      -------        --------    -------

Net income (loss)               $(3,271)      $1,021        $(11,832)    $2,200
                                =======      =======        ========    =======

Net income (loss) per share      $(0.23)       $0.07          $(0.85)     $0.16
                                =======      =======        ========    =======

Weighted average common shares
 and equivalents                 13,954       14,732          13,927     13,979
                                =======      =======        ========    =======

  The accompanying notes are an integral part of these financial statements.


Integrated Packaging Assembly Corporation, Form 10-Q                     Page 4

                  Integrated Packaging Assembly Corporation
                      Condensed Statement of Cash Flows
                           Increase (Decrease) Cash
                                (In thousands)
                                  (Unaudited)

                                                 Nine Months Ended
                                              ------------------------
                                               Sept 28,       Sept 29,
                                                 1997           1996
                                              ----------     ---------

Cash flows from Operating Activities:
  Net income (loss)                            ($11,832)      $ 2,200

  Adjustments:
    Depreciation and amortization                 4,422         2,192
    Write down of impaired assets                 3,000            --
    Changes in assets and liabilities:
      Accounts receivable                         3,279        (2,617)
      Inventory                                     (33)           42
      Prepaid expenses and other assets            (398)         (450)
      Accounts payable                             (136)          817
      Accrued expenses and other liabilities        138         1,436
                                               --------       -------
    Net cash provided by (used in) operating
     activities                                  (1,560)        3,620
                                               --------       -------

Cash flows used in investing activities:
  Acquisition of property and equipment          (8,491)      (13,425)
  Net investment in short term investments          721        (6,044)
                                               --------       -------
    Net cash used in investing activities        (7,770)      (19,469)
                                               --------       -------

Cash flows provided by financing activities:
  Payments under capital lease obligations       (1,351)       (1,174)
  Principal payments on note payable             (9,368)       (1,162)
  Proceeds from note payable                     10,200         4,634
  Proceeds from issuance of Common Stock, net       348        23,276
                                               --------       -------
    Net cash provided by (used in)
     investing activities                          (171)       25,574
                                               --------       -------

Net increase (decrease) in cash                  (9,501)        9,725
Cash and cash equivalents at beginning
 of period                                       15,817         5,424
                                               --------       -------
Cash and cash equivalents at end of period       $6,316       $15,149
                                               ========       =======

Supplemental disclosure of noncash
 financing activities
  Acquisition of equipment under
   capital leases                              $     --       $   147
  Issuance of warrants in conjunction
   with note payable                           $   94.0       $  57.5

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

The results of operations for the quarter ended September 28, 1997 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 1997.



Fiscal year

The Company's fiscal quarters and year end on the Sunday nearest the calendar
quarter end and December 31, respectively.   For purposes of financial statement
presentation, each fiscal year is presented as having ended on December 31 and each fiscal quarter is presented as having ended on the calendar quarter end. Fiscal 1996 and 1997 each consist of 52 weeks.


NOTE 2.   BALANCE SHEET COMPONENTS
          (In thousands)


                                           Sept 28,             Dec 31,
                                             1997                1996
                                         -----------          ----------
Inventory
   Raw materials                            $1,832               $1,839
   Work in process                             179                  138
                                         -----------          ----------
                                            $2,011               $1,977
                                         ===========          ==========


NOTE 3.   INCOME TAXES:

No provision or benefit for income taxes was recorded for the nine months ended September 28, 1997 as the Company operated at a loss and income taxes in prior years resulted from alternative minimum tax charges which are not subject to credits from losses carried back.


Integrated Packaging Assembly Corporation, Form 10-Q                     Page 6

NOTE 4.   NET INCOME (LOSS) PER SHARE:

Net income per share for the quarter and for the nine months ended September 28, 1996 was computed using the weighted average number of common shares and common equivalent shares outstanding during the period. The net loss per share for the quarter and for the nine months ended September 28, 1997 was computed using the same method but excluded the common equivalent shares because of their anti-dilutive effect. Common equivalent shares for the quarter and for the nine months ended September 29, 1996 included outstanding stock options and warrants using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, common stock equivalent shares relating to stock options and warrants, using the treasury stock method, and the Company's mandatorily redeemable convertible preferred stock which was outstanding prior to the Company's initial public offering on February 28, 1996, even where antidilutive, using the as if-converted method, issued subsequent to December 31, 1994 are included in the computation of net income per share through February 28, 1996, the date of the Company's initial public offering.



NOTE 5.   RECENT ACCOUNTING PRONOUNCEMENT FAS 128:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement is effective for the Company's quarter ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for the quarter and nine months ended September 28, 1997 and for the comparable periods in the prior year, the Company's earnings (loss) per share would have been as follows:


                                          Quarter ended                        Nine months ended
                                    -----------------------------         -------------------------------
                                       Sept. 28,     Sept. 29,                  Sept. 28          Sept. 29,
                                           1997         1996                      1997               1996
                                    -----------------------------         -------------------------------
Basic earnings (loss) per share        $(0.23)           $0.07               $(0.85)              $0.17
Diluted earnings (loss) per share      $(0.23)           $0.07               $(0.85)              $0.16


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


Overview

Since the first quarter of fiscal 1997, the Company has experienced quarterly operating losses. In addition, the Company experienced quarter to quarter declines in revenues in the first and second quarters of 1997, due to significantly reduced orders from several key customers. The third quarter revenues for 1997 improved over the second quarter but are still below the level of 1996. As a result of reduced orders, the Company has been operating at substantially less than capacity. Due to the Company's relatively high level of fixed costs, this under utilization of capacity has resulted in substantial operating losses. The Company's ability to return to profitability will depend on its ability to achieve significant revenue growth from new or existing customers and to control its fixed costs.


The Company's operating results are affected by a wide variety of factors that have in the past and are expected to continue to materially affect revenues, gross profit and operating income. These factors include the short-term nature of its customers' commitments, timing and volume of orders relative to the Company's production capacity, long lead times for the manufacturing equipment required by the Company, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, lack of a meaningful backlog, effectiveness in managing production processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company's average selling prices and changes in economic conditions. Unfavorable changes in any of the above factors may adversely affect the Company's business, financial condition and results of operations.



Revenues

The Company recognizes revenues upon shipment of products to its customers. Revenues for the three month and nine month periods ended September 28, 1997, were $4.2 million and $13.7 million respectively, compared with $10.4 million and $26.9 million, respectively, for the comparable periods in the prior fiscal year. The decreases in revenues in the 1997 periods are the result of the Company's dependence on a limited number of customers and an overall decline in orders, including orders from several of the Company's major customers.


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



Integrated Packaging Assembly Corporation, Form 10-Q                     Page 8

Gross Profit

Cost of revenues includes materials, labor, depreciation and overhead costs
associated with semiconductor packaging.   Gross profit for the three month and
nine month periods ended September 28, 1997 consisted of losses of $1.2 million and $3.3 million, respectively, compared with profits of $2.3 million and $6.1 million, respectively, for comparable periods in the prior fiscal year. Gross profit as a percentage of revenues, or gross margin, was a negative 29.5% for the quarter ended September 28, 1997 compared to 22.4% for the same quarter of 1996. Gross margin, was a negative 23.6% for the nine months ended September 28, 1997 compared to 22.6% for the same period in 1996. These declines in gross profit were primarily the result of the significantly lower level of revenues and capacity utilization in 1997. The Company's gross profits were also adversely affected by lower average selling prices, caused by industry competition and higher costs for labor and manufacturing overhead.

Depreciation for certain of the Company's machinery and equipment acquired prior to 1997 is calculated using the units of production method, in which depreciation is calculated based upon the units produced in a given period divided by the estimate of total units to be produced over its life following commencement of use. Such estimates are reassessed periodically when facts and circumstances suggest a revision may be necessary. In all cases, the asset will be depreciated by the end of its estimated five or six year life so that each quarter the equipment is subject to certain minimum levels of depreciation. During the three month and nine month periods ended September 28, 1997, the Company applied depreciation for certain assets at these minimum levels in order to depreciate its assets over their remaining useful life. Assets acquired beginning in 1997 are depreciated using the straight line method. The Company expects depreciation in 1997 to be a greater percentage of revenues than in 1996 due to the lower level of revenues and higher depreciation rates.



Selling, General and Administrative

Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal, and accounting
costs.   Selling, general and administrative expenses increased 41% to $1.4 million and 49% to $3.8 million for the three month and nine month periods ended September 28, 1997, respectively, over the comparable periods in 1996. These increases were due primarily to increases in staff and facilities to strengthen the Company's administrative infrastructure and the Company's sales and customer service functions.


As a percentage of revenues, selling, general and administrative expenses increased from 9.2% for the third quarter of 1996 to 32.2% in the third quarter of 1997, and from 9.5% for the first nine months of fiscal 1996 to 27.8% for the comparable period in 1997. The increases in such expenses as a percentage of revenues reflects the lower revenue level in 1997 as well as the increase in selling, general and administrative expenses in absolute dollars.



Research and Development

Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses increased 20.3% to $332,000 and 37.7% to $1,015,000 for the three month and nine month periods ended September 28, 1997, respectively, over the comparable periods in 1996. These increases were due primarily to the Company's expanded efforts in ongoing product development.


Integrated Packaging Assembly Corporation, Form 10-Q                     Page 9

As a percentage of revenues, research and development expenses increased from 2.7% in the third quarter of 1996 to 7.9% in the third quarter of 1997, and from 2.7% for the first nine months of fiscal 1996 to 7.4% for the comparable period in 1997. The increases in such expenses as a percentage of revenues reflect the lower revenue level in 1997 and the higher absolute level of research and development expenses.



Interest and Other Income (Expense)

Net interest and other income is primarily comprised of interest expense on equipment financing, offset by interest earnings from investments in cash equivalents and short term investments. Interest and other income resulted in net other expense of $338,000 and $750,000 for the three month and nine month periods ended September 28, 1997 compared to net other expense of $17,000 and $73,000 for the comparable periods in the prior fiscal year. Interest expense increased to $564,000 and $1,617,000 respectively, for the three month and nine month periods ended September 28, 1997, compared to $347,000 and $973,000 respectively, for the comparable periods in the prior fiscal year. These increases were the result of the increased level of long term debt used to acquire property and equipment. Interest income decreased as the result of less monies invested.



Provision for Income Taxes

The Company did not record a provision for income tax for the quarter or for the
nine months ended September 28, 1997 as the Company operated at a loss.   For
the same quarter and nine month period last year, the Company recorded taxes at effective rates of 5% and 19%, respectively.



Liquidity and Capital Resources

During the nine months ended September 28, 1997, the Company's net use of cash from operations was $1.6 million. Net use of cash from operations was comprised primarily of an $11.8 million net loss, in part due to $7.4 million of non-cash charges for depreciation and amortization and a $3.0 million write down of impaired assets. Such use was offset by a decrease in accounts receivable of $3.3 million due to collections exceeding revenues. As of September 28, 1997, the Company had cash and cash equivalents of $6.3 million and short term investments of $2.3 million.


The Company had capital expenditures of $8.5 million during the first nine
months of 1997.   The capital expenditures were incurred primarily for the
purchase of production equipment and improvements to the Company's facilities. The Company expects to spend approximately $4 million on capital expenditures during the remainder of 1997 for the acquisition of production equipment, primarily related to the Company's new products, and for equipment to enable the Company to perform its own plating operations. Most of the Company's production equipment has been funded either through capital leases or term loans secured by production equipment. The Company acquired $3.7 million and $4.0 million of production equipment through capital leases in 1993 and 1994 respectively, which leases expire from December 1997 to January 1999. The production equipment acquired in 1995 and 1996 was funded through several term loans. The Company borrowed $4.9 million and $9.8 million on such term loans in 1995 and 1996, respectively. During the third quarter of 1997, the Company borrowed $3.5 million on such term loans for the purchase of production equipment.


Integrated Packaging Assembly Corporation, Form 10-Q                     Page 10

As of September 28, 1997, the Company was not in compliance with covenants related to term loans with a total outstanding balance of $2.1 million from a financial institution. The covenant, which requires the Company to maintain certain minimum profitability was subsequently waived, until December 31, 1997.


In 1996, the Company spent $9.2 million to acquire the building complex in which it has operated since 1993. The Company currently occupies approximately 85,000 square feet of the 140,000 square feet in the building complex.


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


The Company terminated its $2.0 million short term revolving credit line in June 1997. No money had been borrowed against the credit line during the two years it had been in effect.


As a result of the Company's significant operating losses and capital expenditure program during 1997, the Company's balance of cash and cash equivalents and short-term investments declined from $18.8 million at December 31, 1996 to $8.6 million at September 28, 1997. The Company believes that its existing cash and short-term investment balances along with anticipated cash flow from operations will be sufficient to meet its projected working capital and other cash requirements for at least the next three months. The Company is presently seeking additional financing through equipment leases and a line of credit arrangement. The Company is also in discussions to sell the real estate and buildings which it acquired in December 1996, and to lease back the building in which its operations are located. If this sale/leaseback transaction is completed, the Company will reduce its long-term debt by approximately $6.5 million and increase its cash balance by approximately $7.0 million. The Company believes that the successful completion of these financing transactions will enable it to fund its working capital and cash requirements through at least the first half of 1998. Although the Company currently expects such financing and sale/leaseback transactions to be consummated on reasonable terms, there can be no assurance as to the amount, timing or terms of any financing.
In addition, there can be no assurance that continued operating losses, lower than expected revenues, increased expenses, increased costs associated with the purchase or maintenance of capital equipment, or other events will not cause the Company to require more capital, or capital sooner than currently expected.
Even if the transactions described above are consummated, the Company expects to seek additional financing in early 1998 to fund its operations through at least 1998. There can be no assurance that additional financing will be available when needed or, if available, will be available on satisfactory terms. To the extent such financing involves the issuance of stock or convertible securities, the relative voting power of the Company's existing stockholders would be diluted and to the extent the Company has earnings, such financing could also be dilutive to earnings per share.


Integrated Packaging Assembly Corporation, Form 10-Q                     Page 11

CERTAIN FACTORS AFFECTING OPERATING RESULTS


The Company's operating results are affected by a wide variety of factors that could materially and adversely affect revenues, gross profit, operating income and liquidity. These factors include the short term nature of its customers' commitments, the timing and volume of orders relative to the Company's production capacity, long lead times for the manufacturing equipment required by the Company, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, lack of a meaningful backlog, effectiveness in managing production processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company's average selling prices and changes in economic conditions. The occurrence or continuation of unfavorable changes in any of the above factors would adversely affect the Company's business, financial condition and results of operations. In addition, the following factors pose risks to the Company:





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


Integrated Packaging Assembly Corporation, Form 10-Q                     Page 12

Needs for Additional Financing

As a result of the Company's significant operating losses and capital expenditure program during 1997, the Company's balance of cash and cash equivalents and short-term investments declined from $18.8 million at December 31, 1996 to $8.6 million at September 28, 1997. The Company believes that its existing cash and short-term investment balances along with anticipated cash flow from operations will be sufficient to meet its projected working capital and other cash requirements for at least the next three months. The Company is presently seeking additional financing through equipment leases and a line of credit arrangement. The Company is also in discussions to sell the real estate and buildings which it acquired in December 1996, and to lease back the building in which its operations are located. If this sale/leaseback transaction is completed, the Company will reduce its long-term debt by approximately $6.5 million and increase its cash balance by approximately $7.0 million. The Company believes that the successful completion of these financing transactions will enable it to fund its working capital and cash requirements through at least the first half of 1998. Although the Company currently expects such financing and sale/leaseback transactions to be consummated on reasonable terms, there can be no assurance as to the amount, timing or terms of any financing.
In addition, there can be no assurance that continued operating losses, lower than expected revenues, increased expenses, increased costs associated with the purchase or maintenance of capital equipment, or other events will not cause the Company to require more capital, or capital sooner than currently expected.
Even if the transactions described above are consummated, the Company expects to seek additional financing in early 1998 to fund its operations through at least 1998. There can be no assurance that additional financing will be available when needed or, if available, will be available on satisfactory terms. To the extent such financing involves the issuance of stock or convertible securities, the relative voting power of the Company's existing stockholders would be diluted and to the extent the Company has earnings, such financing could also be dilutive to earnings per share.


Management of Operations;  New Management Team

The Company's Chief Executive Officer and President recently joined the Company in April 1997 and became President and CEO in July, 1997. Several of the Company's other executive officers have joined the Company within the past few months. The Company's ability to increase its revenues and return to profitability will depend upon the ability of new management to improve the Company's manufacturing operations and to attract new customers and to increase orders from existing customers. In order to manage its business, the Company must improve its existing operational, financial and management systems, continue to implement additional operating and financial controls and hire and train additional personnel. Any failure to improve the Company's operational, financial and management systems could have a material adverse effect on the Company's business, financial condition and results of operations. Because the Company's expense levels are based on anticipated future revenue levels and are relatively fixed in nature, if the Company's revenues do not increase significantly, the Company's operating results will continue to be materially adversely affected as evidenced by the Company's results during the first nine months of 1997.


Integrated Packaging Assembly Corporation, Form 10-Q                     Page 13

Underutilization of Manufacturing Capacity; High Fixed Costs

The Company has made substantial investments in expanding its manufacturing capacity during its operating history, in anticipation of increased future business. During the first nine months of 1997, the Company incurred net losses as revenues dropped substantially, while overhead and fixed costs increased, with the result that there was substantial underutilized manufacturing capacity. The Company continues to operate with significant underutilized capacity. There can be no assurance that the Company will receive orders from new or existing customers that will enable it to utilize such manufacturing capacity in a timely
manner.   The Company's inability to generate the additional revenues necessary to more fully utilize its capacity has had and will continue to have a material adverse effect on the Company's business, financial condition and results of operations.



Product Quality and Reliability; Production Yields

The semiconductor packaging process is complex and product quality and reliability are subject to a wide variety of factors. Defective packaging can result from a number of factors, including the level of contaminants in the manufacturing environment, human error, equipment malfunction, errors in the design of equipment and related tooling, use of defective raw materials, defective plating services and inadequate sample testing. From time to time, the Company has experienced and expects to experience lower than anticipated production yields as a result of such factors. The Company has also experienced inefficiencies due to rework of subcontracted plating services which required the Company to reschedule planned new production and resulted in lower gross profit during such periods. The Company's failure to achieve high quality production or acceptable production yields would likely result in loss of customers, delays in shipments, increased costs, cancellation of orders and product returns for rework, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The decline in the level of orders in 1997 is partially attributable to product quality issues experienced during 1996. The Company has taken actions to address these issues and believes that it has improved its production quality, however, there can be no assurance that production quality will continue to improve in the future.


Dependence on Raw Materials Suppliers

To maintain competitive manufacturing operations, the Company must obtain from its suppliers, in a timely manner, sufficient quantities of acceptable materials at expected prices. The Company sources most of its raw materials, including critical materials such as lead frames and die attach compound, from a limited group of suppliers. Substantially all molding compound, a critical raw material, is obtained from a single supplier. From time to time, suppliers have extended lead times or limited the supply of required materials to the Company because of supplier capacity constraints and, consequently, the Company has experienced difficulty in obtaining acceptable raw materials on a timely basis. In addition, from time to time, the Company has rejected materials from those suppliers that do not meet its specifications, resulting in declines in output or yield. Any interruption in the availability of or reduction in the quality of materials from these suppliers would materially adversely affect the Company's business, financial condition and results of operations. For example, in the second quarter of fiscal 1996, the Company's revenues were adversely affected by the rejection of a batch of key material. The Company's ability to respond to increased orders would also be adversely affected if the Company is not able to obtain increased supplies of key raw materials.


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



Integrated Packaging Assembly Corporation, Form 10-Q                     Page 14

Competition; Decline in Average Selling Prices

The semiconductor packaging industry is highly competitive. The Company currently faces substantial competition from established packaging foundries located in Asia. Each of these competitors has significantly greater manufacturing capacity, financial resources, research and development operations, marketing and other capabilities than the Company, and has been operating for a significantly longer period of time than the Company. Such companies also have established relationships with many large semiconductor companies which are current or potential customers of the Company. The Company expects to face substantial competition from Asian packaging foundries as such companies establish foundry operations in North America. In this regard, Anam, a large Korean packaging foundry has announced plans to construct a facility in Arizona. The Company also expects to face competition from emerging independent North American packaging foundries. In October, 1997, the Alphatec Group, a large provider of semiconductor manufacturing services based in Thailand, sold their US subsidiary, which includes a packaging foundry located in Manteca, California to a local test sub-contractor. The Company also competes against companies which have in house packaging capabilities as current and prospective customers constantly evaluate the Company's capabilities against the merits of in house packaging. Many of the Company's customers are also customers of one or more of the Company's competitors. The Company's current and potential customers typically seek to satisfy their packaging requirements through a limited number of manufacturers. Thus, the Company's ability to obtain new customers often requires that the Company displace an existing competitor.


Since mid 1996, the Company has experienced a decline in the average selling prices for a number of its products. The Company expects that average selling prices for its products may continue to decline in the future, principally due to intense competitive conditions. A decline in average selling prices of the Company's products, if not offset by reductions in the cost of producing those products, would decrease the Company's gross margins and could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to reduce its cost per unit.


Design and Engineering of New Products

The Company believes that its competitive position depends substantially on its ability to design new semiconductor packages in high demand and to develop manufacturing capabilities for such products. These products include Ball Grid Array (BGA) packages, Chip Scale Packages (CSP), and Thin Quad Flat Pack (TQFP)
packages.   The Company plans to continue to make significant investments in the development and design of such packages, and to develop its expertise and
capacity to manufacture such products in large volumes.   There can be no
assurance that the Company will be able to utilize such new designs or be able to utilize such manufacturing capacity in a timely manner, that the cost of such development will not exceed management's current estimates or that such capacity will not exceed the demand for the Company's services. In addition, the allocation of Company resources into such development costs will continue to significantly increase the Company's operating expenses and fixed costs. The Company's inability to generate the additional revenues necessary to make use of such developments and investments would have a material adverse effect on the Company's business, financial condition and results of operations.



Integrated Packaging Assembly Corporation, Form 10-Q                     Page 15

Dependence on a Limited Number of Equipment Suppliers

The semiconductor packaging business is capital intensive and requires a substantial amount of highly automated, expensive capital equipment which is manufactured by a limited number of suppliers, many of which are located in Asia or Europe. The market for capital equipment used in semiconductor packaging has been and is expected to continue to be characterized by intense demand, limited supply and long delivery cycles. The Company's operations utilize a substantial amount of this capital equipment. Accordingly, the Company's operations are highly dependent on its ability to obtain high quality capital equipment from a limited number of suppliers. The Company has no long term agreement with any such supplier and acquires such equipment on a purchase order basis. This dependence creates substantial risks. Should any of the Company's major suppliers be unable or unwilling to provide the Company with high quality capital equipment in amounts necessary to meet the Company's requirements, the Company would experience severe difficulty locating alternative suppliers in a timely fashion and its ability to place new product lines into volume production would be materially adversely affected. A prolonged delay in equipment shipments by key suppliers or an inability to locate alternative equipment suppliers would have a material adverse effect on the Company's business, financial condition and results of operations and could result in damage to customer relationships. In this regard, problems with the quality of certain capital equipment affected the Company's ability to package semiconductors for certain customers in a timely manner at acceptable yields, with the result that the Company's business, operating results and financial condition were adversely affected in 1996 and 1997.


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



Integrated Packaging Assembly Corporation, Form 10-Q                     Page 16

Part II  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


         None.


Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits


              10.22 Warrant To Purchase Common Stock, issued to MMC/GATX Partnership No. 1, dated September 5, 1997.

              10.23 Amendment To Warrant To Purchase Series A Preferred Stock, issued to MMC/GATX Partnership No. 1, dated September 5, 1997.

              10.24 Amendment To Warrant To Purchase Series A Preferred Stock, issued to MMC/GATX Partnership No. 1, dated September 5, 1997.

              10.25 Lease Agreement dated November 1, 1997, between the Company and Jaswinder S. Saini and Surinder K. Saini.


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



                              Integrated Packaging Assembly Corporation



Date:  October 29, 1997       /s/   Alfred V. Larrenaga
                              ______________________________
                              Alfred V. Larrenaga
                              Vice President and Chief Financial Officer


Integrated Packaging Assembly Corporation, Form 10-Q                     Page 18