Form 10-K
period 1997-12-31
INTEGRATED PACKAGING ASSEMBLY CORP
filed 1998-03-30
CIK 924101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------
                                    Form 10-K
(Mark One)
|x|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 1997

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from       to
                         Commission File Number 0-27712

                    INTEGRATED PACKAGING ASSEMBLY CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

         California                                          77-0309372
(State or other jurisdiction of                           (I.R.S Employer
 incorporation or organization)                        Identification Number)

        2221 Old Oakland Road                                 95131-1402
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

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company as of March 19, 1998, was approximately $11,200,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock outstanding as of March 19, 1998 was 14,068,920.


                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders to be held June 16, 1998 are incorporated by reference in
Part IIIof this Form 10-K.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I
     Item 1.  Business....................................................   3
     Item 2.  Properties..................................................  10
     Item 3.  Legal Proceedings...........................................  11
     Item 4.  Submission of Matters to a Vote of Security Holders.........  11

PART II

     Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters........................................  12
     Item 6.  Selected Financial Data.....................................  13
     Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................  14
     Item 8.  Financial Statements and Supplementary Data.................  19
     Item 9.  Changes in and Disagreement with Accountants on Accounting and Financial Disclosure...................................  39

PART III

     Item 10.  Directors and Executive Officers of the Registrant.........  40
     Item 11.  Executive Compensation.....................................  40
     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management.................................................  40
     Item 13.  Certain Relationships and Related Transactions.............  40

PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K................................................  40

SIGNATURES................................................................  42


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

        The Company believes that the use of independent packaging foundries enables semiconductor companies to reduce costs and shorten production cycles. By packaging a greater volume of semiconductors than a given semiconductor company is likely to do internally, an independent packaging foundry can reduce costs by employing technically advanced equipment and by procuring raw materials more cost effectively. The use of independent packaging foundries also enables semiconductor companies to avoid the high cost of capital equipment required for advanced semiconductor packaging. In addition, semiconductor companies are realizing that the expertise of independent packaging foundries can be a source for advanced packaging technologies that can satisfy their requirements for miniaturization, high lead counts and thermal and electrical performance.

Strategy

        The Company's objective is to be the leading independent semiconductor packaging foundry in North America. The principle elements of the Company's strategy are set forth below.

Locate Facilities in North America Near Customers and End-Users

        The Company's packaging facilities are located in San Jose, California in close proximity to its customers and the end-users of its customers' products. Due to intense competitive pressures in the electronics industry, semiconductor companies are faced with increasingly shorter product life cycles and therefore have a need to reduce the time it takes to bring a product to market. The Company believes that its close proximity to its customers promotes quicker turnaround design, prototype production and final product delivery to its North American customers, compared to its principal competitors which are all currently located in Asia.

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

Focus on Selected High Growth Markets

        The Company focuses on QFPs, TQFPs and BGA packages which are used for complex, high pin-count products, such as FPGAs and ASICS. The Company expects QFPs, TQFPs and BGAs to be growth areas of the packaging market, and generally command higher margins than most other packages.

Manufacturing

Semiconductor Packaging Services

        The Company has focused on packages designed for assembly using SMT. Within the SMT market, the Company focuses on high pin-count packages, such as QFPs and TQFPS. The Company offers twelve different QFP and TQFP families with body sizes ranging from 7x7 mm to 32x32 mm, and with the number of leads available in certain package families ranging from 44 to 376 leads. Integrated circuits packaged by the Company are used in the following applications: personal computers, modems, disk drives, automobiles, cameras and telecommunications, among others. The Company also offers a limited number of packages for emerging packaging technologies, such as BGA packages. Since inception, QFPs and TQFPs have accounted for substantially all of the Company's packaging revenues.

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

        The Company has expended substantial resources to significantly expand its production capacity since inception. The Company shipped approximately 1.6 million devices in 1994, approximately 10.5 million devices in 1995, approximately 18.1 million devices in 1996 and approximately 11.9 million devices in 1997. Since the fourth quarter of 1996, the Company has had available manufacturing capacity. The Company's manufacturing capacity utilization is a function of the mix of different package types produced by the Company at any one time and the proportion of standard production runs compared to expedited production runs. Thus, as the Company shifts its production among different package types or allocates a different amount of available capacity to standard production runs, the rate of the Company's capacity utilization changes, at times significantly.

        The Company believes that its competitive position depends on its ability to have sufficient capacity to meet anticipated customer demand. Accordingly, although the Company currently has available manufacturing capacity, the Company is continuing to make significant investments to expand such capacity, particularly through the acquisition of capital equipment, including equipment for new packages (e.g. BGA) and an advanced electroplating system and the training of new personnel. There can be no assurance that the Company will be able to utilize such capacity, that the cost of such expansion will not exceed management's current estimates or that such capacity will not exceed the demand for the Company's services. In addition, expansion of the Company's manufacturing capacity will continue to significantly increase its fixed costs, and the future profitability of the Company will depend on its ability to utilize its manufacturing capacity in an effective manner.
The Company's inability to generate the additional production volume necessary to fully utilize its capacity had a material adverse effect on its business, financial and results of operation during 1997 and would continue to have a material adverse effect on the Company's future business, financial condition and results of operations.

        The semiconductor packaging business is capital intensive and requires a substantial amount of highly automated, expensive capital equipment which is manufactured by a limited number of suppliers, many of which are located in Asia or Europe. The Company's operations are significantly dependent upon the Company's ability to obtain capital equipment for its manufacturing operations in a timely manner. In this regard, the Company spent $12.4 million in 1997 and expects to spend up to $10.0 million to purchase capital equipment in 1998. The Company currently purchases capital equipment from a limited group of suppliers including Dai-Ichi Seiko Co., Ltd., ESEC SA and Kaijo Corporation. The Company has no long term agreement with any such supplier and acquires such equipment on a purchase order basis. The market for capital equipment used in semiconductor packaging has been and is expected to continue to be characterized by intense demand, limited supply and long delivery cycles. The Company's dependence on such equipment suppliers poses substantial risks. Should any of the Company's major suppliers be unable or unwilling to provide the Company with high quality capital equipment in amounts necessary to meet the Company's requirements, the Company would experience severe difficulty locating alternative suppliers in a timely fashion and its operations could be materially adversely affected. In this regard, in the second half of 1996, the Company experienced problems with the performance of certain capital equipment which resulted in manufacturing inefficiencies. These equipment problems had a material adverse effect on the Company's financial results in the fourth quarter of 1996. Any further problems with such capital equipment or any prolonged delay in equipment shipments by key suppliers or an inability to locate alternative equipment suppliers could have a material adverse effect on the Company's business, financial condition and results of operations and could result in damage to customer relationships. Moreover, increased levels of demand in the capital equipment market may cause an increase in the price of equipment, further lengthen delivery cycles and limit the ability of suppliers to adequately service equipment following delivery, any of which could have an adverse effect on the Company's business, financial condition or results of operations. In addition, adverse fluctuations in foreign currency exchange rates, particularly the Japanese yen, could result in increased prices for capital equipment purchased by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company currently outsources electroplating of the copper leads protruding from the plastic moldings with a tin and lead composition from International Lead Frame Corporation, a subsidiary of Mitsui High-Tec, Inc., and Hytek Finishes, Inc. The Company has no long term agreement with either supplier and such services are provided on a purchase order basis. From time to time, the Company's plating subcontractors have experienced significant manufacturing problems. In particular, such problems resulted in delayed customer shipments by, and increased costs to, the Company during the second and third quarters of 1995. There can be no assurance that the Company's subcontractors will not experience manufacturing problems in the future or that such problems will not result in increased costs or production delays which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has purchased an advanced electroplating system which has been installed at a leased facility in Milpitas, California, approximately 2 miles from the Company's main facility, which will be operated by the Company. The Company currently expects its plating facility to be in operation in the second quarter of 1998, although there can be no assurance that equipment delivery delays or other factors will not adversely impact such schedule.

Quality Control

        The Company believes that total quality management is a vital component of customer satisfaction and internal productivity. The Company has established quality control systems which are designed to maintain acceptable manufacturing yields at high volume production. The Company has also developed a sophisticated proprietary software program for material resource planning, shop floor control, work in process tracking, statistical process control and product costing. The Company obtained certification for its packaging operations pursuant to ISO 9002 in December 1996 and was recertified in 1997.

        As of December 31, 1997, the Company's quality control staff consisted of 10 engineers, technicians and other employees who monitor the Company's design and production processes in order to ensure high quality. These employees include line inspectors who work with members of the production staff to conduct examination, testing and fine-tuning of products during the production process. Quality control personnel are involved from initial design to production. The quality control staff also collects and analyzes data from various stages of the production process which is used by the Company for statistical process control.

        The semiconductor packaging process is complex and product quality and reliability is subject to a wide variety of factors. Defective packaging can result from a number of factors, including the level of contaminants in the manufacturing environment, human error, equipment malfunction, use of defective raw materials, defective plating services and inadequate sample testing. From time to time, the Company has experienced lower than anticipated production yields as a result of such
factors.   For example, in the second half of 1996, the Company
identified a problem with certain elements of the manufacturing process for lead frames which resulted in reduced yields for the affected products and substantially reduced orders from a major customer which adversely impacted the Company's operating results. The Company's failure to maintain high quality production standards or acceptable production yields would likely result in loss of customers, delays in shipments, increased costs, cancellation of orders and product returns for rework, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Marketing and Sales

        The Company's marketing and sales efforts are focused on North American semiconductor companies that design or manufacture IC devices which are used in applications such as personal computers, modems, disk drives and telecommunication products. Within such markets, the Company emphasizes packaging complex, high pin-count products. The Company sells its services directly through its sales and customer support organization. The Company assists its customers in evaluating designs with respect to manufacturability and when appropriate recommends design changes to reduce manufacturing costs and lead times. The Company also offers lead frame design services for a fee.

        To date, the Company has been substantially dependent on a relatively small number of customers. Specifically, Cirrus Logic, Intel Corporation and Atmel accounted for 17%, 16% and 14% of the Company's revenues in 1997. Cirrus Logic, Tseng Laboratories, and Intel Corporation accounted for 32%, 17% and 14%, respectively, of the Company's revenues in 1996. Cirrus Logic and Sierra Semiconductor accounted for 29% and 20%, respectively, of the Company's revenues in 1995. The Company anticipates that significant customer concentration will continue, although the companies which constitute the Company's largest customers may change from period to period.

        All of the Company's customers operate in the cyclical semiconductor business and their order levels may vary significantly from period to period. In addition, there can be no assurance that such customers or any other customers will continue to place orders with the Company in the future at the same levels as in prior periods. There can be no assurance that adverse developments in the semiconductor industry will not adversely affect the Company's business, financial condition and results of operations. The loss of one or more of the Company's customers, or reduced orders by any of its key customers, would adversely affect the Company's business, financial condition and results of operations. The Company ships its products in accordance with customer purchase orders and upon receipt of semiconductor wafers from its customers. The Company generally ships products within one to seven days after receiving the customer's wafers, and, accordingly, the Company has not, to date, had a material backlog of orders. The Company expects that revenues in any quarter will be substantially dependent upon orders received in that quarter. The Company's expense levels are based in part on its expectations of future revenues and the Company may be unable to adjust costs in a timely manner to compensate for any revenue shortfall.

Competition

        The semiconductor packaging industry is highly competitive. The Company currently faces substantial competition from established packaging foundries located in Asia, such as Advanced Semiconductor Assembly Technology in Hong Kong, Advanced Semiconductor Engineering, Inc. in Taiwan, ANAM in Korea, PT Astra in Indonesia and Swire Technologies in Hong Kong. Each of these companies has significantly greater manufacturing capacity, financial resources, research and development operations, marketing and other capabilities than the Company and has been operating for a significantly longer period of time than the Company. Such companies have also established relationships with many large semiconductor companies which are current or potential customers of the Company. The Company could face substantial competition from Asian packaging foundries should one or more of such companies decide to establish foundry operations in North America. The Company also faces competition from other independent, North American packaging foundries. The Company also competes against companies which have in-house packaging capabilities as current and prospective customers constantly evaluate the Company's capabilities against the merits of in-house packaging. Many of the Company's customers are also customers of one or more of the Company's principal competitors. The principal elements of competition in the semiconductor packaging market include delivery cycle times, price, product performance, quality, production yield, responsiveness and flexibility, reliability and the ability to design and incorporate product improvements. The Company believes it principally competes on the basis of shorter delivery cycle times it can offer customers due to the close proximity of its manufacturing facility to its customers' operations and the end users of its customers' products.

Research and Development

        The Company's research and development efforts are focused on improving the efficiency and capabilities of its production processes, and on developing new packages by making improvements upon commercially available materials and technology. The Company's research and development efforts are focused on improving existing technology, such as developing thermally enhanced QFPs that result in better heat dissipation, and emerging packaging technologies, such as BGA packages that provide for an increased number of leads per device without increasing the size of the functional integrated circuit. Although the Company did not ship commercial quantities of BGA devices in 1997, it believes that the increased pin count made available by BGA technology is an important technology that will enable the Company to provide new packaging services to its customers. The Company also works closely with the manufacturers of its packaging equipment in designing and modifying the equipment used in the Company's production process.

        As of December 31, 1997, the Company employed 8 persons in research and development activities. In addition, other management and operational personnel are involved in research and development activities. The Company supplements its research and development efforts with alliances and technology licensing agreements. For example, the Company is a member of an ARPA-TRP consortium working to enhance cooperation and participation by United States companies in assembly and packaging technology. In 1997, 1996 and 1995, the Company's research and development expenses were approximately $1,276,000, $1,053,000 and $694,000, respectively. The Company expects to continue to invest significant resources in research and development.

        The Company has focused its manufacturing resources on plastic QFPs for use with SMT, and the Company has neither the capability nor the intent to provide services to other substantial segments of the semiconductor packaging market. For example, the Company has no capacity to manufacture packages for use with PTH technology, nor does the Company presently intend to manufacture packages using materials other than plastic, such as ceramic. BGA packaging currently represents a very small, but increasing, portion of the Company's overall revenues and a relatively small portion of the overall semiconductor packaging market. Technological change in the semiconductor packaging industry is continuous and in the future semiconductor manufacturers are expected to require increased technological and manufacturing expertise. The introduction of new packaging technologies, a reduction or shift away from QFP's, or the failure of the market for BGA packaging to develop would result in a material adverse effect on the Company's business, financial condition and results of operations.

Intellectual Property

        The Company's success depends in part on its ability to obtain patents and licenses and to preserve other intellectual property rights relating to its manufacturing processes. As of December 31, 1997, the Company held five U.S. patents which expire between 2012 and 2014, and six additional patent applications have been filed and are pending. The Company expects to continue to file patent applications when appropriate to protect its proprietary technologies; however, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than on its patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will issue from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to the Company. Moreover, there can be no assurance that any patent rights will be upheld in the future or that the Company will be able to preserve any of its other intellectual property rights.

        As is typical in the semiconductor industry, the Company may receive communications from third parties asserting patents on certain of the Company's technologies. The Company has received one such letter from a competitor. However, in this case and in the event any other third party were to make a valid claim and a license were not available on commercially reasonable terms, the Company's business, financial condition and results of operations could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company has purchased an advanced electroplating system which it installed at a leased facility in Milpitas, California which will be operated by the Company. This plating operation will involve the use of significant quantities of certain hazardous substances. Although the Company has designed procedures to ensure such materials are handled in compliance with applicable regulations, there can be no assurance that the operation of such facility will not expose the Company to additional costs in complying with environmental regulations or result in future liability to the Company.

        Federal, state and local regulations impose various controls on the storage, handling, discharge and disposal of chemicals used in the Company's manufacturing process and on the facility occupied by the Company. The Company believes that its activities conform to present environmental and land use regulations applicable to its operations and its current facility. Increasing public attention has, however, been focused on the environmental impact of semiconductor manufacturing operations and the risk to neighbors of chemical releases from such operations. There can be no assurance that applicable land use and environmental regulations will not in the future impose the need for additional capital equipment or other process requirements upon the Company or restrict the Company's ability to expand its operations. The adoption of new ordinances or similar measures or any failure by the Company to comply with applicable environment and land use regulations or to restrict the discharge of hazardous substances could subject the Company to future liability or cause its manufacturing operations to be curtailed or suspended.

Employees

        As of December 31, 1997, the Company had 215 full time employees, 180 of whom were engaged in manufacturing, 8 in research and development, 8 in sales and customer service and 19 in finance and administration.
The Company's employees are not represented by any collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good. The success of the Company's future operations depends in large part on the Company's ability to attract and retain highly skilled technical, manufacturing and management personnel. There can be no assurance that the Company will be successful in attracting and retaining key personnel.

Executive Officers

        The executive officers of the Company are as follows:

            Name              Age                 Position
---------------------------- ----- ---------------------------------------
Patrick Verderico............  54  President, Chief Executive Officer
                                     and Director
Ernest G. Barrieau II.......   42  Executive Vice President, Sales and
                                     Marketing
Gerald K. Fehr..............   60  Executive Vice President, Operations and
                                     Chief Technology Officer
Alfred V. Larrenaga.........   50  Vice President, Finance and Chief
                                     Financial Officer

        Patrick Verderico joined the Company in April 1997 as its Chief Operating Officer and was appointed the Company's President and Chief Executive Officer and a Director in July 1997. From 1996 to 1997, Mr. Verderico was Chief Operating Officer and Executive Vice President of Maxtor Corporation, a disk drive manufacturer. From 1994 to 1996, Mr. Verderico was Chief Financial Officer and Vice President Finance and Administration of Creative Technology, a multi media products company. From 1992 to 1994, Mr. Verderico was Chief Financial Officer and Vice President Finance and Administration of Cypress Semiconductor. Prior to 1992, Mr. Verderico had various management positions in finance and operations with Coopers & Lybrand, Philips Semiconductors and National Semiconductor. Mr. Verderico is also a Director of Catalyst Semiconductor and Micro Component Technology, Inc.

        Ernest G. Barrieau joined the Company in October, 1997 as its Executive Vice President, Sales and Marketing. From 1996 to 1997, Mr. Barrieau was Vice President North American Sales of Alphatec Group, a semiconductor packaging company. From 1991 to 1996, Mr. Barrieau was Corporate Vice President World Wide Sales and Marketing, and Director of Thai Micro Systems, a semiconductor packaging company. Prior to 1991, Mr. Barrieau held various management positions in sales and operations with Amkor Electronics and Fairchild Semiconductor.

        Gerald K. Fehr is a co-founder of the Company and has served as Vice President, Technology of the Company since March 1993 and Executive Vice President, Operations and Chief Technology Officer since December 1997. From January 1991 to March 1993, Dr. Fehr served as an independent consultant in the semiconductor packaging industry. From March 1981 to January 1991, Dr. Fehr served as Director of Packaging and Assembly for LSI Logic, Inc., a semiconductor company. From June 1978 to March 1981, Dr. Fehr served as Manager of Packaging Operations of Burroughs, a semiconductor company. From May 1975 to June 1978, Dr. Fehr served as Manager of Packaging Operations of Fairchild, a semiconductor corporation. From 1968 to 1975, Dr. Fehr served as Manager of Assembly and Packaging for Intel Corporation.

        Alfred V. Larrenaga joined the Company in August 1997 as Vice President, Finance and Chief Financial Officer. From 1988 to 1997, Mr. Larrenaga was Senior Vice President and Chief Financial Officer of Southwall Technologies Inc., a thin film technology company. Prior to 1988, Mr. Larrenaga held various management positions in finance with Asyst Technologies Inc., the Farinon Division of Harris Corporation and Arthur Andersen & Co..

        The Company's success depends to a significant extent upon the continued service of its key management and technical personnel, each of whom would be difficult to replace. The competition for qualified employees is intense, and the loss of the services of key personnel or the inability to attract, retain and motivate qualified new personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

        Officers serve at the discretion of the Board and are appointed annually. There are no family relationships between the directors or officers of the Company.

Item 2.  Properties

        In January 1998, the Company sold its facility, which consisted of land and two buildings comprising approximately 138,000 square feet, and entered into a lease, with a initial term of ten years, for the approximately 82,000 square foot building which it occupies and it uses for its manufacturing operations, executive offices and product development. In October 1997, the Company leased a separate 2,500 square foot building, approximately 2 miles from the Company's main facility, for its advanced electroplating system. The Company believes its existing facilities are adequate to meet its needs for the foreseeable future. Since the Company does not currently operate multiple facilities in different geographic areas, a disruption of the Company's manufacturing operations resulting from various factors, including sustained process abnormalities, human error, government intervention or a natural disaster such as fire, earthquake or flood, could cause the Company to cease or limit its manufacturing operations and consequently would have a material adverse effect on the Company's business, financial condition and results of operations.

Item 3.  Legal Proceedings

        None.

Item 4.  Submission of Matters to a Vote of Security Holders

        Not Applicable.

        PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

        The Company effected the initial public offering of its Common Stock on February 28, 1996. As of March 19, 1998, there were approximately 1,500 beneficial owners of the Company's Common Stock. The Company's Common Stock is listed for quotation in the Nasdaq National Market under the Symbol "IPAC." The following table sets forth for the periods indicated, the high and low prices of the Company's Common Stock as quoted in the Nasdaq National Market.

                                               High      Low
                                             --------  --------
Fiscal Year Ended December 31, 1996:

First Quarter (from February 28, 1996)....   $10 1/8   $7 1/2
Second Quarter............................    14 1/2    5 1/2
Third Quarter.............................    10 1/4    7
Fourth Quarter............................    10 1/4    7 1/2

Fiscal Year Ended December 31, 1997:

First Quarter.............................   $ 8 1/2   $3 1/2
Second Quarter............................     5        2 1/2
Third Quarter.............................     4        2
Fourth Quarter............................     2 1/2      1/2


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

Item 6.  Selected Financial Data

(In thousands, except per share data)

                                           Years Ended December 31, (1)
                              --------------------------------------------
                                 1993    1994     1995     1996     1997
                              -------- -------- -------- -------- --------
                                 (In thousands, except per share data)
Statement of Operations Data:
Revenues...................   $    --   $3,451  $20,764  $36,402  $19,744
Cost of revenues...........        --    3,438   15,627   28,840   24,089
                              -------- -------- -------- -------- --------
Gross profit (loss)........        --       13    5,137    7,562   (4,345)
Operating expenses:........
 Selling, general and
   administrative..........       777    1,309    2,229    3,488    5,167
 Research and development..        77      170      694    1,053    1,276
 Provision for impairment
   of assets...............        --       --       --       --    3,000
                              -------- -------- -------- -------- --------
    Total operating expense       854    1,479    2,923    4,541    9,443
                              -------- -------- -------- -------- --------
 Operating income (loss)...      (854)  (1,466)   2,214    3,021  (13,788)
 Interest and other income.        65       54      551    1,210      971
 Interest expense..........       (42)    (674)  (1,074)  (1,384)  (2,185)
                              -------- -------- -------- -------- --------
Income (loss) before income
  taxes....................      (831)  (2,086)   1,691    2,847  (15,002)
Provision for income taxes.        --       --     (141)    (530)      --
                              -------- -------- -------- -------- --------
Net income (loss)..........     ($831) ($2,086)  $1,550   $2,317 $(15,002)
                              ======== ======== ======== ======== ========
Diluted net income (loss)
  per share (1)............    ($0.34)  ($1.02)   $0.16    $0.16   ($1.08)
                              ======== ======== ======== ======== ========
Number of shares used to
  compute diluted per share
  data (1).................     2,476    2,051    9,603   14,157   13,898
                              ======== ======== ======== ======== ========

                                        Years Ended December 31, (2)
                                              (In thousands)
                           -----------------------------------------------------
                                                                          Pro
                                                                         Forma
                              1993    1994     1995     1996     1997    1997
                                                                     (Unaudited)
                           -------- -------- -------- -------- -------- --------
Balance Sheet Data:
  Working capital.......    $2,325   $2,075   $4,773  $15,614  ($5,877) $1,854
  Total assets..........     7,476   13,310   28,260   69,639   55,482  50,631
  Long-term obligations.     3,074    5,371    7,015   16,926   14,249   7,789
  Mandatorily redeemable
    convertible preferred
    stock...............     4,360    8,020   15,981      --       --      --
  Total shareholders'
    equity (deficit)....      (809)  (2,764)    (918)  40,761   26,238  26,238

(1) See Note 1 of Notes to Financial Statements for an explanantion of the method used to determine shares used in computing per share amounts.

(2) The Pro Forma Unaudited Balance Sheet Data as of December 31, 1997 reflects the sale of the Company's facilities on January 20, 1998, as if the transaction had occurred on December 31, 1997, See Note 5 of Notes to Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Founded in 1992, the Company commenced commercial production and recognized its initial revenues in the quarter ended March 31, 1994. The Company has derived substantially all of its revenues to date from QFPs. The Company made significant investments in capital equipment and facilities improvements in 1995, 1996 and 1997 by acquiring equipment with a cost of $10.1 million, $18.5 million and $12.4 million, respectively. In 1996, the Company spent an additional $9.2 million to acquire the building complex in which it has operated since 1993. In January 1998, the Company sold this complex (see Note 5 of Notes to Financial Statements). The Company's capital expenditures in 1997 included equipment for new package types (e.g. BGA) and to establish an advanced electroplating system.

        As a result of a reduction in orders from the Company's customers, the Company has significant excess production capacity. The reduction in revenues and underutilization of capacity and resultant underabsorption of fixed cost resulted in operating losses which have continued into 1998. As a result of the operating losses and cost of capital additions, the Company believes that in addition to existing cash balances, it will need additional financing in the second quarter of 1998 to meet its projected working capital and other cash requirements through 1998. The Report of Independent Accountants on page 20 contains a going concern statement.

        The Company's operating results are affected by a wide variety of factors that could materially and adversely affect revenues, gross profit and operating income. These factors include the short-term nature of its customers' commitments, timing and volume of orders relative to the Company's production capacity, long lead times for the manufacturing equipment required by the Company, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, lack of a meaningful backlog, effectiveness in managing production processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company's average selling prices and changes in economic conditions. Unfavorable changes in any of the above factors have in the past and may in the future adversely affect the Company's business, financial condition and results of operations.

        The Company's business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and, at various times, has been subject to significant economic downturns and characterized by reduced product demand, rapid erosion of average selling prices and production over capacity. In addition, the markets for integrated circuits are characterized by rapid technological change, evolving industry standards, intense competition and fluctuations in end-user demand. Since the Company' s business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any future downturn in the semiconductor industry is expected to have an adverse effect on the Company's business, financial condition and results of operations. In this regard, in 1997, the Company's results of operations were materially adversely effected by reduced orders from several major customers in the P.C. graphics segment of the semiconductor industry due to decreased demand for such products.

        The Company has recently experienced a decline in the average selling prices for its services and expects that average selling prices for its services may decline in the future, principally due to intense competitive conditions. A decline in average selling prices of the Company's services, if not offset by reductions in the cost of performing those services, would decrease the Company's gross margins and could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to reduce its cost per unit

        The Company must continue to hire and train significant numbers of additional personnel to operate the highly complex capital equipment required by its manufacturing operations. There can be no assurance that the Company will be able to hire and properly train sufficient numbers of qualified personnel or to effectively manage such growth and its failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, since the Company's expense levels are based in part on anticipated future revenue levels, if revenue were to fall below anticipated levels, the Company's operating results would be materially adversely affected.

Results of Operations

        The following table sets forth, for the periods indicated, certain items in the Company's statement of operations as a percentage of revenues:

                                              Years Ended December 31,
                                          -------------------------------
                                            1995       1996       1997
                                          ---------  ---------  ---------
Revenues................................     100.0%     100.0%     100.0%
Cost of revenues........................      75.3       79.2      122.0
                                          ---------  ---------  ---------
Gross profit (loss).....................      24.7       20.8      (22.0)

Operating expenses:
  Selling, general and administrative...      10.7        9.6       26.2
  Research and development..............       3.3        2.9        6.4
  Provision for impairment of assets....        --         --       15.2
                                          ---------  ---------  ---------
    Total operating expenses............      14.0       12.5       47.8
                                          ---------  ---------  ---------
Operating income (loss).................      10.7        8.3      (69.8)

Interest and other income...............       2.7        3.3        4.9
Interest expense........................      (5.2)      (3.8)     (11.1)
                                          ---------  ---------  ---------
Income (loss) before income taxes.......       8.2        7.8      (76.0)
Provision for income taxes..............      (0.7)      (1.4)        --
                                          ---------  ---------  ---------
Net income (loss).......................       7.5%       6.4%     (76.0)%
                                          =========  =========  =========

Revenues

        The Company recognizes revenues upon shipment of products to its customers. Revenues decreased 46% to $19.7 million in 1997, from $36.4 million in 1996. Revenues increased 75% to $36.4 million in 1996, from $20.8 million in 1995. In 1996, six customers accounted for approximately 75% of the Company's revenues. The decrease in 1997 revenues was primarily due to lower orders from four of these customers, coupled with operational problems in quality and delivery. Revenues by quarter for 1997 were $5.6 million in the first quarter, $4.0 million in the second quarter, $4.2 million in the third quarter and $6.0 million in the fourth quarter. The growth in 1996 revenues reflected increased order levels from the Company's three largest customers and revenues earned from the Company's thermally enhanced packages. The largest portion of the 1996 revenue growth occurred during the first three quarters and revenues declined in the fourth quarter as a result of reduced orders from one of the Company's largest customers, and from quality problems with respect to certain raw materials and capital equipment.

Gross Profit (Loss)

        Cost of revenues includes materials, labor, depreciation and overhead costs associated with semiconductor packaging. Gross profit
(loss) decreased to $(4.3) million in 1997. Gross profit (loss) increased to $7.6 million in 1996, from $5.1 million in 1995. Gross profit (loss) as a percentage of revenues, or gross margin, was (22.0%) in 1997 compared to 20.8% in 1996 and 24.7% in 1995.

        In 1997, as a result in the reduction in orders from major customers, the Company had significant excess production capacity throughout the year. This underutilization and resultant underabsorption of fixed costs, along with a decrease in average selling prices, resulted in a negative gross profit margin in 1997. In 1996, the Company incurred higher labor and manufacturing overhead expenses from adding manufacturing personnel and infrastructure, which reduced its gross margin. In the fourth quarter of 1996, gross margins were also adversely affected by a drop in average selling prices, caused by industry competition.

        Depreciation for certain production machinery and equipment acquired prior to 1997 is calculated using the units of production method, in which depreciation is calculated based upon the units produced in a given period divided by the estimate of total units to be produced over its life following commencement of use. Such estimate is reassessed when facts and circumstances suggest a revision may be necessary. Based upon reduced utilization of machinery and equipment in relation to plan, the estimate for total throughput was reduced in late 1996 causing the depreciation rate per unit to increase in late 1996. Such higher depreciation rate continued into 1997 and will continue until the assets are fully depreciated. In all cases, the asset will be fully depreciated by the end of its estimated six year life. Compared with straight line depreciation, the units of production method generally results in lower depreciation expense during the early life of the equipment and relatively higher depreciation expense once the equipment is in full production. All machinery and equipment acquired after 1996 is depreciated using the straight line depreciation method.

Selling, General and Administrative

        Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal and facilities costs. Selling, general and administrative expenses were $5.2 million in 1997, $3.5 million in 1996, and $2.2 million in 1995. These increases were due primarily to increases in staff, marketing efforts, and facilities to support the Company's expansion.

        As a percentage of revenues, selling, general and administrative expenses increased to 26.2% in 1997 compared to 9.6% in 1996 and 10.7% in 1995. The fluctuation in percentages reflects the increase in absolute spending and the reduced revenue base. The Company anticipates that its selling, general and administrative expenses will continue to increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of revenues.

Research and Development

        Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses were $1.3 million in 1997, $1.1 million in 1996 and $0.7 million in 1995. The increases in 1997 and 1996 were due primarily to the Company's expanded efforts in developing BGA, chip scale and thermally enhanced packages.

        As a percentage of revenues, research and development expenses increased to 6.4% in 1997 compared to 2.9% in 1996 and 3.3% in 1995. The changes in such expenses as a percentage of revenues reflected, primarily, the reduced revenue base.

Provision for Impairment of Assets

        For the quarter ended June 30, 1997, the Company took a $3 million charge for impaired assets. This charge included a $2.4 million reserve related to equipment used for the production of certain products with limited future demand, and a $500,000 reserve for the cancellation of purchase orders for equipment which the Company has determined to be surplus in relation to current demand.

Interest and Other Income

        Interest income in 1997, 1996, and 1995 was  $573,000, $982,000 and
$209,000, respectively. The reduction in interest income for 1997 was due to lower investment balances, which resulted from the loss from operations and capital expenditures. The increase in interest income for 1996, was the result of interest earned on proceeds from the Company's initial public offering which was completed in February 1996. In 1997 and 1996, other income included $124,000 and $228,000, which was earned for development work with a semiconductor industry consortium. In 1997, other income also included approximately $270,000 from the sublease of a portion of the Company's facilities complex. In 1995, other income consisted of $342,000 earned for development work, of which $318,000 was earned from participation in a semiconductor industry consortium.

Interest Expense

        Interest expense consists primarily of interest payable on capital leases and term loans secured by equipment. The Company has financed its manufacturing equipment primarily through capital leases and term loans secured by equipment with terms ranging from four to five years, and carrying imputed interest rates ranging from 7.5% to 15.5% per annum. Interest expense for 1997, 1996, and 1995 was $2.2 million, $1.4 million and $1.1 million, respectively.

Provision for Income Taxes

        In 1997, due to the loss from operations, the Company recorded no tax provision. The Company's provision for taxes in 1996 was $530,000, representing an effective tax rate of approximately 19%. The effective tax rate represents alternative minimum tax ("AMT") resulting from limits on the use of net operating loss carry forwards for AMT purposes and tax accelerated depreciation on all machinery and equipment. The Company's provision for taxes in 1995 was $141,000, representing an effective tax rate of approximately 8%.

Liquidity and Capital Resources

        Prior to its initial public offering in February 1996, the Company satisfied its liquidity needs principally from the sale of Preferred Stock, equipment financing through leases and equipment secured term loans, and to a lesser extent, cash flow from operations. Prior to its initial public offering, the Company raised approximately $16 million from issuance of Preferred Stock, $7.8 million from equipment financing, and $4.9 million from term loans. The Company completed its initial public offering in February 1996. Net proceeds from this offering were $23.1 million and were the primary source of the Company's liquidity for 1996 and 1997.

        In 1997, 1996 and 1995, the Company entered into borrowing facilities with a number of lenders, allowing the Company to finance 70% to 80% of the cost of collateralized machinery and equipment. Borrowings under these facilities accrued interest at rates ranging from 7.75% to 14.0% with terms ranging from 36 to 48 months. The Company borrowed an aggregate of $3.5 million, $9.8 million and $4.9 million through these facilities in 1997, 1996 and 1995, respectively. At December 31, 1997, the aggregate principal amount outstanding under all equipment loans was $12.1 million. Certain of the credit facilities require the Company to maintain certain financial covenants including minimum tangible net worth, a ratio of total liabilities to tangible net worth, and quarterly revenues and quarterly income before interest, taxes, depreciation and amortization (EBITDA). At December 31, 1997 and 1996, the Company was in compliance with such covenants.

        In March 1997, the Company secured a mortgage loan with an insurance company, which provided the Company with a $6.7 million five year term loan. The loan was secured by the real estate and buildings purchased by the Company in December 1996. The loan accrued interest at 8.5%, and was payable in equal monthly installments of $58,000, with a balloon payment of $5.9 million due after five years. The proceeds of this mortgage loan were used to pay off and retire the $6.5 million real estate loan which was entered into in December 1996 to provide temporary financing for the acquisition of the Company's building complex. The loan accrued interest at 2.25% over the rate for 30 day certificates of deposit and was collateralized by a certificate of deposit of equivalent value.

        In December 1997, the Company entered into a line of credit agreement with a bank which provides, through December 1998, for borrowings up to the lesser of $5,000,000 or 80% of eligible accounts receivable. At December 31, 1997, no amounts were outstanding under this
line of credit.   Borrowings under the line of credit accrue interest at
the bank's prime rate (8.5% at December 31, 1997) plus 1.25% and are collateralized by the assets of the Company. The agreement requires the Company to maintain certain financial covenants, including a liquidity ratio, minimum tangible net worth, maximum debt to tangible net worth, quarterly profitability and prohibits the Company from the payment of dividends without prior approval by the bank. At December 31, 1997, the Company was in compliance with such covenants.

        In January 1998, the Company sold its facility, which consisted of land and two buildings totaling approximately 138,000 square feet and leased the 82,390 square foot building that it occupies. This sale netted the Company $7.3 million in cash and eliminated $6.6 million of mortgage debt. The effect of this transaction as if it had occurred on December 31, 1997, is shown as "Pro Forma 1997 (Unaudited)" on the
Balance Sheet. See Note 5 of Notes to Financial Statements.

        Capital additions totaled approximately $12.4 million, $27.7 million and $10.1 million in 1997, 1996, and 1995, respectively.

The $27.7 million of capital additions in 1996 was comprised of $9.2 million for the acquisition of the building complex the Company acquired in December 1996, and $18.5 million for equipment and facilities improvements. The building complex was sold in January 1998. The Company currently expects to spend up to $10 million for production equipment and facilities improvements in 1998, of which the Company currently has commitments for approximately $6.1 million. The Company currently plans to borrow approximately $7 to $10 million through equipment secured borrowings to finance 1998 acquisitions. However, the Company currently does not have commitments with respect to such financing and there can be no assurance that such financing will be available on terms acceptable to the Company, if at all. Further, it is unlikely that the Company will be able to secure substantial additional equipment financing prior to infusion of equity capital.

        The Company is currently seeking additional equity financing to address its working capital needs and to provide funding for capital expenditures. There can be no assurances, however, that financing will be available on terms acceptable to the Company, if at all. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders will be diluted and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available or that, if available, such financing will include terms favorable to the Company or its shareholders. If adequate funds are not available on acceptable terms, the Company's business, financial condition and results of operations would be materially adversely effected. In such event, the Company would be required to substantially curtail its operations and reorganize its current indebtedness.

        The Company is subject to certain financial covenants under its borrowing facilities including minimum revenues and EBITDA, on a quarterly basis. In the event future revenue and income levels do not increase, it is likely that the Company would be out of compliance with certain of its financial covenants during 1998. In this event, the Company anticipates receipt of a waivers of the covenants in default from the respective financial institutions. If the waivers were not received, certain debt would become currently due and payable and the line of credit would no longer be available for use.

Year 2000 Issue

        There is a risk to the Company from unforeseen problems related to the "Year 2000 issue". The "Year 2000 issue" arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When Year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. The Company has recently performed an initial assessment of its information systems and does not anticipate any internal Year 2000 issues from its own information systems, databases or programs. However, the Company could be adversely impacted by Year 2000 issues faced by major suppliers, customers, vendors, and financial service organizations with which the Company interacts. The Company is in the process of developing a plan to determine the impact that third parties who are not Year 2000 compliant may have on the operations of the Company.

Market Risk

        Interest Rate Risk - The Company does not use derivative financial instruments in its investment portfolio. At December 31, 1997, the Company's investment portfolio is comprised of highly liquid securities that mature within 90 days. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company's investment portfolio, the Company does not expect any material loss with respect to its investment portfolio.

        The Company has various debt instruments outstanding that mature by 2002. Certain of these instruments have interest rates that are based on associated rates that may fluctuate over time based on economic changes in the environment, such as LIBOR and the Prime Rate. The Company is subject to interest rate risk, and could be subjected to increased interest payments if market interest rates fluctuate. The Company does not expect any changes in such interest rates to have a material adverse effect on the Company's results from operations.

Item 8.    Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS


Financial Statements:
                                                                   Page
                                                                   ----
  Report of Independent Accountants...............................  20

  Balance Sheet as of December 31, 1996 and 1997..................  21

  Statement of Operations for the Years Ended December 31, 1995,
    1996 and 1997.................................................  22

  Statement of Shareholders' Equity for the Years Ended
    December 31, 1995, 1996 and 1997..............................  23

  Statement of Cash Flows for the Years Ended December 31, 1995,
    1996 and 1997.................................................  24

  Notes to Financial Statements...................................  25

Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Shareholders of
Integrated Packaging Assembly Corporation

In our opinion, the financial statements listed in the accompanying index on page 19 present fairly, in all material respects, the financial position of Integrated Packaging Assembly Corporation at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recent losses from operations and cash and available financing facilities may not be sufficient to fund the Company's operations, capital commitments and debt service requirements for the next year. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainity.



Price Waterhouse LLP
San Jose, California
January 27, 1998

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION
                                 BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           December 31,
                                                 -----------------------------
                                                                     Pro Forma
                                                                    (Unaudited)
                                                   1996      1997      1997
                                                 --------- --------- ---------
ASSETS
  Current assets:
    Cash and cash equivalents..................   $15,817    $2,928   $10,240
    Short term investments.....................     3,025      --        --
    Accounts receivable, net of allowance
     for doubtful accounts of $145 and $263....     6,141     3,096     3,096
    Inventory..................................     1,977     2,337     2,337
    Prepaid expenses and other current assets..       606       757       757
                                                 --------- --------- ---------
      Total current assets.....................    27,566     9,118    16,430

  Property and equipment, net..................    41,776    46,127    34,110
  Other assets.................................       297       237        91
                                                 --------- --------- ---------
    Total assets...............................   $69,639   $55,482   $50,631
                                                 ========= ========= =========
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
    Current portion of notes payable...........    $3,893    $4,576    $4,435
    Current portion of capital lease
     obligations...............................     2,225     1,972     1,972
    Accounts payable...........................     2,534     5,478     5,478
    Accrued expenses and other liabilities.....     3,300     2,969     2,691
                                                 --------- --------- ---------
      Total current liabilities................    11,952    14,995    14,576
                                                 --------- --------- ---------
  Long term portion of notes payable...........    15,155    14,166     7,706
                                                 --------- --------- ---------
  Long term portion of capital lease
   obligations.................................     1,771        83        83
                                                 --------- --------- ---------
  Deferred gain on sale of facilities..........      --        --       2,028
  Commitments and contingencies                  --------- --------- ---------
    (notes 4, 5 and 10)

  Shareholders' equity
    Common Stock, no par value, 75,000,000
     shares authorized; 13,862,342 and
     13,828,348 shares issued and
     outstanding...............................    39,811    40,290    40,290
  Accumulated earnings (deficit)...............       950   (14,052)  (14,052)
                                                 --------- --------- ---------
  Total shareholders' equity ..................    40,761    26,238    26,238
                                                 --------- --------- ---------
  Total liabilities and shareholders'
     equity ...................................   $69,639   $55,482   $50,631
                                                 ========= ========= =========

 The accompanying notes are an integral part of these financial statements.

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION
                            STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              Years Ended December 31,
                                          -------------------------------
                                            1995       1996       1997
                                          ---------  ---------  ---------
Revenues................................   $20,764    $36,402    $19,744
Cost of revenues........................    15,627     28,840     24,089
                                          ---------  ---------  ---------
Gross profit (loss).....................     5,137      7,562     (4,345)
                                          ---------  ---------  ---------
Operating expenses:
  Selling, general and administrative...     2,229      3,488      5,167
  Research and development..............       694      1,053      1,276
  Provision for impairment of assets....        --         --      3,000
                                          ---------  ---------  ---------
    Total operating expenses............     2,923      4,541      9,443
                                          ---------  ---------  ---------
Operating income (loss).................     2,214      3,021    (13,788)

Interest and other income...............       551      1,210        971
Interest expense........................    (1,074)    (1,384)    (2,185)
                                          ---------  ---------  ---------
Income (loss) before income taxes.......     1,691      2,847    (15,002)
Provision for income taxes..............      (141)      (530)        --
                                          ---------  ---------  ---------
Net income (loss).......................    $1,550     $2,317   ($15,002)
                                          =========  =========  =========
Per share data:
  Net income (loss) per share
    Basic...............................     $0.77      $0.20     ($1.08)
                                          =========  =========  =========
    Diluted.............................     $0.16      $0.16     ($1.08)
                                          =========  =========  =========
Number of shares used to compute per
  share data                                 2,018     11,730     13,898
  Basic.................................  =========  =========  =========
  Diluted...............................     9,603     14,157     13,898
                                          =========  =========  =========

The accompanying notes are an integral part of these financial statements.

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION
                       STATEMENT OF SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)

                                    Common Stock      Accumulated
                                ---------------------  Earnings
                                  Shares     Amount   (Deficit)    Totals
                                ---------- ---------- ---------- ----------
BALANCE AT DECEMBER 31, 1994...     1,933       $153    ($2,917)   ($2,764)
Common stock issued under
  stock plans..................       597        125         --        125
Issuance of warrants...........        --        144         --        144
Amortization of deferred
  compensation.................        --         27         --         27
Net income.....................        --         --      1,550      1,550
                                ---------- ---------- ---------- ----------
BALANCE AT DECEMBER 31, 1995...     2,530        449     (1,367)      (918)
Sale of common stock, net of
  issuance costs of $935.......     3,450     23,111         --     23,111
Conversion of Mandatorily
  Redeemable Convertible
  Preferred Stock into Common
  Stock........................     7,862     15,981         --     15,981
Common stock issued under
  stock plans..................        93        182         --        182
Common stock repurchased
  under stock plans............       (73)       (17)        --        (17)
Issuance of warrants...........        --         57         --         57
Amortization of deferred
  compensation.................        --         48         --         48
Net income.....................        --         --      2,317      2,317
                                ---------- ---------- ---------- ----------
BALANCE AT DECEMBER 31, 1996...    13,862     39,811        950     40,761
Common stock issued under
  stock plans..................       127        352         --        352
Common stock repurchased
  under stock plans............      (161)       (15)        --        (15)
Issuance of warrants...........        --         94         --         94
Amortization of deferred
  compensation.................        --         48         --         48
Net income (loss)..............        --         --    (15,002)   (15,002)
                                ---------- ---------- ---------- ----------
BALANCE AT DECEMBER 31, 1997...    13,828    $40,290   ($14,052)   $26,238
                                ========== ========== ========== ==========

The accompanying notes are an integral part of these financial statements.

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION
                            STATEMENT OF CASH FLOWS
                           INCREASE (DECREASE) CASH
                                (IN THOUSANDS)

                                                     Years Ended December 31,
                                                 -----------------------------
                                                   1995      1996      1997
                                                 --------- --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................   $1,550    $2,317  ($15,002)
ADJUSTMENTS:
Depreciation and amortization...................    1,541     3,316     6,426
Write down of impaired assets...................       --        --     3,000
Changes in assets and liabilities:
  Accounts receivable...........................   (2,061)   (3,238)    3,045
  Inventory.....................................   (1,382)      164      (360)
  Prepaid expenses and other assets.............     (415)     (161)     (320)
  Accounts payable..............................      953       679     2,944
  Accrued expenses and other liabilities........      950     1,921    (1,369)

  Net cash provided by (used in) operating       --------- --------- ---------
    activities..................................    1,136     4,998    (1,636)
                                                 --------- --------- ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:

Acquisition of property and equipment...........  (10,126)  (27,744)  (12,351)
Purchase of short-term investments..............       --   (25,025)       --
Sale & redemption of short-term investments.....       --    22,000     3,025
                                                 --------- --------- ---------
  Net cash used in investing activities.........  (10,126)  (30,769)   (9,326)
                                                 --------- --------- ---------
CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:

Payments under capital lease obligations........   (1,358)   (1,593)   (1,958)
Principal payments on note payable..............     (234)   (1,819)  (10,506)
Proceeds from note payable......................    4,890    16,300    10,200
Proceeds from issuance of Mandatorily
  Redeemable Convertible Preferred Stock.........   7,961       --        --
Proceeds from issuance of common stock, net.....      125    23,276       337
                                                 --------- --------- ---------
  Net cash provided by (used in) financing
    activities..................................   11,384    36,164    (1,927)
                                                 --------- --------- ---------
NET INCREASE (DECREASE) IN CASH.................    2,394    10,393   (12,889)
Cash and cash equivalents at beginning of
  period........................................    3,030     5,424    15,817
                                                 --------- --------- ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......   $5,424   $15,817    $2,928
                                                 ========= ========= =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest..........................   $1,008    $1,240    $2,074

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
ACTIVITIES

Acquisition of equipment under capital leases...      $40      $147       --
Issuance of warrants............................     $144       $57       $94

  The accompanying notes are an integral part of these financial statements.

            INTEGRATED PACKAGING ASSEMBLY CORPORATION

                NOTES TO FINANCIAL STATEMENTS

NOTE 1-THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Integrated Packaging Assembly Corporation (the "Company"), an independent semiconductor packaging foundry, was incorporated in California on April 28, 1992 and reincorporated in Delaware on June 19, 1997. The Company assembles and packages integrated circuits from wafers consigned by its customers. The Company's focus is on quad flat packages ("QFP's"), thin quad flat packages ("TQFP's"), and ball grid array packages ("BGA's"), which are used in complex integrated circuits with high pin-counts in the personal computer and telecommunications industries.

Basis of Presentation

As a result of a reduction in orders from the Company's customers, the Company has significant excess production capacity. The reduction in revenues and underutilization of capacity and resultant underabsorption of fixed costs resulted in operating losses which have continued into 1998. As a result of the operating losses and cost of capital additions, the Company believes that in addition to existing cash balances, it will need additional financing to meet its projected working capital and other cash requirements through 1998. While there can be no assurance that the Company can obtain such financing when needed, the Company has taken actions to improve liquidity.

In December 1997, the Company entered into a Line of Credit Agreement with a bank which could provide up to $5 million of additional borrowing availability to the Company. See Note 5.

In January 1998, the Company sold its facility which consisted of land and two buildings. Net proceeds from the sale of the facility were $7.3 million, net of the elimination of $6.6 million of mortgage debt, fees, commissions and closing costs.

However, due to anticipated cash requirements during the first quarter of 1998, including capital expenditures, debt service costs and an expected loss from operations, the Company needs to secure additional financing in the second quarter to fund continuing operations.

The Company is attempting to secure additional financing that would provide incremental borrowing. Additionally, the Company is reviewing various proposals to maximize stockholder value, including potential equity infusions and other financing transactions. The Company is conducting discussions with interested parties. However, no definitive agreements, terms or structures have been reached, and there are no assurances that any transactions will be consummated. Further, it is unlikely that the Company will be able to secure substantial additional equipment financing prior to the infusion of equity capital. If the Company is unable to secure additional financial resources and operating losses continue, there could be a material adverse impact on the Company's financial position and results of operations, and the Company would be required to substantially curtail its operations and reorganize its current indebtedness.

These financial statements have been prepared on a going concern basis and, therefore, do not include any adjustment that might result from these uncertainties.

Fiscal year

        In 1997, the Company changed its fiscal year end to December 31. Prior to 1997, the Company's fiscal quarters and year ended on the Sunday nearest the calendar quarter end and December 31, respectively. For purposes of financial statement presentation, each fiscal year is presented as having ended on December 31 and each fiscal quarter is presented as having ended on the calendar quarter end. Fiscal years 1995 and 1996 each consisted of 52 weeks or 364 days. Fiscal 1997 consisted

             INTEGRATED PACKAGING ASSEMBLY CORPORATION

                 NOTES TO FINANCIAL STATEMENTS

of 367 days. The effect of these three additional days in 1997 on revenues and net loss was insignificant.

Pro Forma Unaudited Balance Sheet as of December 31, 1997

        In January 1998, the Company sold its facilities and entered into a lease for the building that it occupies. The Pro Forma 1997 Unaudited Balance Sheet reflects this transaction as if it had occurred on December 31, 1997. See Note 5.

Cash equivalents and short term investments

        The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents, and investments with original maturities of greater than 90 days to be short term investments. As of December 31, 1997, $1.1 million of the Company's cash and cash equivalents were restricted as collateral for letters of credit issued during 1997 for the purchase of equipment. As of December 31, 1996, the Company had short term investments primarily comprised of fixed maturity securities of $3.0 million all of which have been classified as available for sale and have contractual maturities of less than one year. These securities are stated at fair market value. Unrealized gains and losses were immaterial at December
31, 1996.

Inventory

        Inventory, which primarily consists of raw material supplies such as gold wire, lead frames and mold compound, is stated at the lower of cost, determined by the first-in, first-out basis, or market. The
Company holds product on consignment from its customers while services are being performed.

Property and equipment

        Property and equipment are recorded at cost. For certain production machinery and equipment acquired prior to 1997, depreciation is calculated using the units of production method, in which depreciation is calculated based upon the units produced in a given period divided by the estimate of total units to be produced over its life following commencement of use. Such estimate is reassessed when facts and circumstances suggest a revision may be necessary. In all cases the asset will be fully depreciated by the end of its estimated six-year life. In late 1996, due to lower than expected utilization, the Company reduced its estimates of the number of units to be produced over the useful equipment life. Accordingly, the depreciation rate per unit was increased and was not material to 1996 results. The higher rate continued into 1997 and will continue until the assets are fully
depreciated.   Depreciation for all other property and equipment and all
production machinery and equipment acquired after 1996 is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 6 years.

        In December 1996, the Company acquired a real estate parcel and facilities, including the building that it had operated in since 1993 for $9.2 million. The Company has allocated its purchase cost between land, buildings and improvements in proportion to fair market value.
The building was depreciated over 30 years, with building improvements depreciated over 5 to 15 years. In January 1998, the real estate parcel and buildings on the parcel were sold and the Company entered into a lease for the building that it occupies. See Note 5.

Revenue recognition

        Revenue is generally recognized upon shipment. A provision for estimated future returns is recorded at the time revenue is recognized.

            INTEGRATED PACKAGING ASSEMBLY CORPORATION

                NOTES TO FINANCIAL STATEMENTS

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


Net income (loss) per share

        The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during the fourth quarter of 1997. This statement simplifies the standards for computing earnings per share (EPS) previously defined in Accounting Principles Board Opinion No. 15, "Earnings Per Share." All prior-period earnings per share data has been restated in accordance with SFAS 128. SFAS 128 requires presentation of both Basic EPS and Diluted EPS on the face of the Statement of Operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants.

Following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations under SFAS 128:


(In thousands, except per share data)         Year Ended December 31,
                                          -------------------------------
                                            1995       1996       1997
                                          ---------  ---------  ---------
Basic EPS Computation:
Net income (loss).........................  $1,550     $2,317   ($15,002)
                                          =========  =========  =========
Weighted-average common shares outstanding   2,018     11,730     13,898
                                          =========  =========  =========
Basic earnings (loss) per share...........   $0.77      $0.20     ($1.08)
                                          =========  =========  =========

                                          -------------------------------
                                            1995       1996       1997
                                          ---------  ---------  ---------
Diluted EPS Computation:
Net income (loss).........................  $1,550     $2,317   ($15,002)
                                          =========  =========  =========
Weighted-average common shares outstanding   2,018     11,730     13,898

Plus shares from assumed conversions:
  Convertible preferred stock.............   6,993      1,310         --
  Effect of dilutive options and warrants.     592      1,117         --
                                          ---------  ---------  ---------
Weighted-average common shares used for
  diluted earnings (loss) per share.......   9,603     14,157     13,898
                                          =========  =========  =========

Diluted earnings (loss) per share            $0.16      $0.16     ($1.08)
                                          =========  =========  =========
Antidilutive Securities*
  Options and warrants outstanding at
    end of period.........................     202        216      2,186
                                          =========  =========  =========
Weighted-average exercise price...........   $4.57      $9.49      $3.04
                                          =========  =========  =========

*Antidilutive securities consist of options and warrants not included in the computation of diluted earnings per share because i) the exercise price of each of these options was greater than the average market price of the Company's Common Stock during the period or ii) the Company incurred a net loss during the period resulting in all options and warrants outstanding being antidilutive.

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

NOTE 2--BALANCE SHEET COMPONENTS:
        (In thousands)
                                                  December 31,
                                      -----------------------------------
                                                               Pro Forma
                                                                 1997
                                         1996        1997     (Unaudited)
                                      ----------- ----------- -----------
Inventory
    Raw materials..................       $1,839      $2,176      $2,176
    Work in progress...............          138         161         161
                                      ----------- ----------- -----------
                                          $1,977      $2,337      $2,337
                                      =========== =========== ===========

                                 Page 28

                                                               Pro Forma
                                                                 1997
                                         1996        1997     (Unaudited)
                                      ----------- ----------- -----------
Property and equipment
    Land...........................       $3,827      $3,827          --
    Buildings and improvements.....        7,175       8,890         288
    Machinery and equipment........       34,624      42,784      42,784
    Office and computer equipment..          613         793         793
    Furniture and fixtures.........          268         312         312
    Deposits on machinery and
      equipment....................          250         595         595
                                      ----------- ----------- -----------
                                          46,757      57,201      44,772

    Less accumulated depreciation..       (4,981)    (11,074)    (10,662)
                                      ----------- ----------- -----------
                                         $41,776     $46,127     $34,110
                                      =========== =========== ===========

Property and equipment acquired under
  capital leases included above
    Machinery and equipment........       $7,819      $7,819      $7,819
    Office and computer equipment..           36          36          36
    Furniture and fixtures.........           57          57          57
                                      ----------- ----------- -----------
                                           7,912       7,912       7,912

    Less accumulated depreciation..       (2,699)     (3,919)     (3,919)
                                      ----------- ----------- -----------
                                          $5,213      $3,993      $3,993
                                      =========== =========== ===========

Accrued expenses and other liabilities
    Accrued payroll and related
      expenses.....................         $642        $762        $762
    Accrued income tax.............          621         456         456
    Other accrued liabilities......        2,037       1,751       1,473
                                      ----------- ----------- -----------
                                          $3,300      $2,969      $2,691
                                      =========== =========== ===========

NOTE 3-RESEARCH AND DEVELOPMENT ARRANGEMENT:

        In February 1995, the Company joined a consortium (the "Consortium") of semiconductor companies which entered into a research and development contract with the Advance Research Projects Agency
(ARPA), a United States Government agency. Under this agreement, ARPA will provide funds based on the completion of milestones approved by ARPA and the Consortium. The agreement expired in 1997. Income generated from the research and development contract was recognized upon the completion of milestones, which approximates the percentage of completion method. Accordingly, amounts totaling $318,000, $228,000 and $123,500 were recognized under this agreement during 1995, 1996 and 1997, respectively, and included in interest and other income. Additionally during 1996, the Company received $289,000 from ARPA which it used to reduce the cost of equipment acquired. The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, the agreement requires the Company to use its best efforts to achieve specified results as per the agreement. The Company retains ownership of the intellectual property developed under the contract.

NOTE 4-LEASING ARRANGEMENTS AND COMMITMENTS:

        The Company leases certain machinery and equipment, office and computer equipment, and furniture and fixtures under long-term lease

             INTEGRATED PACKAGING ASSEMBLY CORPORATION

                 NOTES TO FINANCIAL STATEMENTS

agreements which are reported as capital leases. The terms of the leases range from three to five years, with options to purchase or release the equipment at the end of the respective lease terms. The Company intends to exercise such options. If it exercises its purchase option, the Company would pay approximately $800,000 in 1998.

        The Company incurred rent expense under a noncancelable operating lease until December 1996 when the Company purchased the facility it had been leasing. Rent expense was $180,000, $216,000, and $46,000 in 1995,
1996, and 1997, respectively.

        In January 1998, in connection with the sale of its facility (see
Note 5), the Company entered into a noncancelabe operating lease for the 82,390 square foot building on the facility that it occupies. The lease is for ten years, with options to extend, with an initial lease rate of $82,390 per month subject to price increases during the term of the lease.

Future minimum lease payments over the next five years and thereafter under capital and operating leases, including capitalized purchase options at December 31, 1997 for capital leases are as follows (in thousands):

                                                    Capital    Building
                                                    Leases      Leases
                                                  ----------- -----------
Year ending December 31:
  1998..........................................      $1,972      $1,002
  1999..........................................         135       1,059
  2000..........................................          --       1,162
  2001..........................................          --       1,166
  2002..........................................          --       1,264
  Thereafter....................................          --       6,775
                                                  ----------- -----------
  Total minimum payments........................       2,107      12,428
                                                              ===========
  Less imputed interest and unamortized charges.         (52)
                                                  -----------
  Present value of payments under capital leases       2,055
  Less current portion..........................      (1,972)
                                                  -----------
  Long-term lease obligations...................         $83
                                                  ===========

        In 1993, 1994 and 1996, in connection with arranging capital leases, the Company issued to the lessors warrants to purchase an aggregate of 457,550 shares of Series A Mandatorily Redeemable Convertible Preferred Stock at exercise prices ranging from $1.50 to $8.00. As a result of the Company's initial public offering in 1996, the warrants are now exercisable to purchase the same number of shares of Common Stock at the
same exercise price.   The estimated value of these warrants at the time
of issuance, as determined by the Company, is being amortized as interest expense over the period the leases are outstanding. The warrants are exercisable at any time prior to 2003 (200,000 shares) and 2004 (257,550 shares). None of the warrants had been exercised at December 31, 1997.

               INTEGRATED PACKAGING ASSEMBLY CORPORATION

                    NOTES TO FINANCIAL STATEMENTS

NOTE 5--NOTES PAYABLE:
                                                  December 31,
                                      -----------------------------------
                                                               Pro Forma
                                                                 1997
                                         1996        1977     (Unaudited)
                                      ----------- ----------- -----------
     Notes payable (in thousands):
       Bank term note payable.....        $3,375      $2,375      $2,375
       Equipment notes payable....         9,173       9,766       9,766
       Real estate loan...........         6,500       6,601          --
                                      ----------- ----------- -----------
       Total notes payable........        19,048      18,742      12,141
       Less current portion......         (3,893)     (4,576)     (4,435)
                                      ----------- ----------- -----------
                                         $15,155     $14,166      $7,706
                                      =========== =========== ===========

Bank Term Note Payable

        The Company fully utilized a borrowing facility by borrowing $2.0 million in 1995 and an additional $2.0 million in 1996. The facility provides financing for up to the lesser of $4.0 million or 80% of the cost of collaterized machinery and equipment. The loans accrue interest at the London Interbank Bank Rate (LIBOR) plus 2.5% and requires 48 equal monthly principal payments. The agreement requires the Company to maintain certain financial covenants, including a minimum liquidity ratio and a debt service coverage ratio, and prohibits the payment of dividends without prior approval by the bank. At December 31, 1997, the Company was in compliance with such covenants.

        In conjunction with the Company's utilization of this borrowing facility in 1995, the Company issued a warrant to purchase 21,740 shares of the Company's Series A Mandatorily Redeemable Convertible Preferred
Stock at an exercise price of $4.60 per share.   As a result of the
Company's initial public offering in 1996, this warrant can be exercised to purchase the same number of shares of Common Stock at the same
exercise price.   The $26,000 estimated value of this warrant at the
time of issuance, as determined by the Company and supported by an independent appraisal, is being amortized as interest expense over the period the note is outstanding. The warrant is exercisable at any time prior to July 2000. The warrant had not been exercised at December 31, 1997.

Equipment Notes Payable

        In 1995, 1996 and 1997, the Company entered into borrowing facilities with a number of lenders, allowing the Company to finance 70% to 80% of the cost of collaterized machinery and equipment. Borrowings under these facilities accrued interest at rates ranging from 7.75% to 14.0% per annum with terms ranging from 36 to 48 months. Certain of the credit facilities require the Company to maintain certain financial covenants including minimum tangible net worth, quarterly revenues and quarterly income before taxes, depreciation and amortization (EBITDA).
 At December 31, 1996 and 1997, the Company was in compliance with such covenants. In accordance with the borrowing facility agreement entered in 1995, the Company issued a warrant to purchase 97,826 shares of the Company's Series A Mandatorily Redeemable Convertible Preferred Stock at
an exercise price of $4.60 per share.   As a result of the Company's
initial public offering in 1996, this warrant can be exercised to purchase the same number of shares of Common Stock at the same exercise price. The $118,000 value of this warrant at the time of issuance, as determined by the Company and supported by an independent appraisal, is being amortized as interest expense over the period the notes are

               INTEGRATED PACKAGING ASSEMBLY CORPORATION

                     NOTES TO FINANCIAL STATEMENTS

outstanding. The warrant is exercisable at any time prior to 2005. The warrant had not been exercised at December 31, 1997.

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

        On March 25, 1997, the Company closed a mortgage loan with an insurance company, which provided the Company with a $6.7 million five year term loan. The loan is secured by the land, buildings and improvements purchased in December 1996. The loan accrues interest at 8.5%, and is payable in equal monthly installments of $58,000, with a balloon payment of $5.9 million due after five years. The proceeds of this mortgage loan were used to pay off and retire the $6.5 million real estate loan. In January 1998, the Company sold its facility which consisted of land and two buildings with approximately 138,336 square space of building space. Net proceeds from the sale of the facilities were $7.3 million, net of the elimination of $6.6 million of mortgage debt, fees, commissions and closing costs. The Pro Forma (Unaudited) Balance Sheet and Balance Sheet Information in the Footnotes reflects this transaction as if it had occurred on December 31, 1997.

        The Company is now leasing the approximately 82,390 square foot building on the facility that it occupies. See Note 4

Maturities of Loans and Notes Payable

The aggregate maturities of notes payable at December 31, 1997 are as follows (in thousands):

                                                   Pro Forma
                                                     1997
                                         1997     (Unaudited)
                                      ----------- -----------
      1998......................          $4,576      $4,435
      1999......................           3,763       3,608
      2000......................           3,142       2,975
      2001......................           1,403       1,218
      2002......................           5,953         --
                                      ----------- -----------
      Total.....................          18,837      12,236
      Less unamortized charges..             (95)        (95)
      Less current portion......          (4,576)     (4,435)
                                      ----------- -----------
      Long-term borrowings......         $14,166      $7,706
                                      =========== ===========

Line of Credit

        In December 1997, the Company entered into a line of credit agreement with a bank which provides, through December 1998, for borrowings up to the lesser of $5,000,000 or 80% of eligible accounts receivable. At December 31, 1997, no amounts were outstanding under this line of credit. Borrowings under the line of credit accrue interest at the bank's prime rate (8.5% at December 31, 1997) plus 1.25% and are collateralized by the assets of the Company. The agreement requires the Company to maintain certain financial covenants, including a liquidity ratio, minimum tangible net worth, maximum debt to tangible net

                INTEGRATED PACKAGING ASSEMBLY CORPORATION

                      NOTES TO FINANCIAL STATEMENTS

worth, quarterly profitability and prohibits the Company from the payment of dividends without prior approval by the bank. At December 31, 1997, the Company was in compliance with such covenants.

        In conjunction with the line of credit agreement, the Company issued a warrant to purchase 10,000 shares of the Company's Common Stock at an exercise price of $0.90 per share. At the time of issuance, the value of the warrants was determined to be negligible. The warrant is exercisable at any time prior to 2002. The warrant has not been exercised as of December 31, 1997.

NOTE 6-COMMON STOCK AND MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
STOCK:

        On February 28, 1996, the Company issued 3,000,000 shares of Common Stock at $7.50 per share in the Company's initial public offering
("IPO"). In addition, the underwriters exercised their over allotment option to purchase 450,000 shares of Common Stock. Proceeds net of discounts, commissions and offering expenses, total approximately $23.1 million.

        Mandatorily Redeemable Convertible Preferred Stock, no par value, of 7,862,000 shares and an amount of $15,981,000 were converted into the same number of common shares at the Company's IPO.

NOTE 7-STOCK OPTIONS:

1993 Stock Option Plan

        In April 1993, the Board of Directors and shareholders adopted the 1993 Stock Option Plan (the "Plan") which as amended, provides for the grant of incentive stock options
(ISOs) and nonqualified stock options (NSOs) to purchase up to 2,514,921 shares of Common Stock. ISOs may be granted to employees and NSOs may be granted to either employees or consultants. In accordance with the Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of Common Stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors.
The Plan provides that the options shall be exercisable over a period not to exceed ten years and shall vest as determined by the Board of Directors. Substantially all of the options vest 25% one year after the date of grant and 1/48 each month thereafter. Compensation expense of approximately $200,000 was recognized on stock options granted between June and November, 1995, and is being amortized over the four-year vesting period.

Director Stock Option Plan

        In connection with the IPO, the Company adopted a Director Stock Option Plan (the "Director Plan"). A total of 100,000 shares of Common Stock have been authorized for issuance under the Director Plan. The Director Plan provides for the grant of NSOs to non-employee directors of the Company. The Director Plan provides that each non-employee director who joins the Board will automatically be granted an NSO to purchase 20,000 shares of Common Stock on the date upon which such person first becomes a non-employee director (the "Initial Grant"). In addition, each non-employee director will automatically receive an NSO to purchase 5,000 shares of Common Stock upon such director's annual re-election to the Board, provided the director has been a member of the Board for at least six months upon the date of such re-election (the "Subsequent Grant"). The Initial Grant vests and becomes exercisable as to 25% of the shares one year after the date of grant and as to 1/48 of the shares each month thereafter, and each Subsequent Grant shall become exercisable as to 1/12 of the shares each month following the date of grant, both subject to the director's continuous service. The exercise price of all stock options granted under the Director Plan is equal to the fair market value of the Company's Common Stock on the date of grant. Options granted under the Director Plan have a term of ten years. Unless terminated sooner, the Director Plan will terminate in

              INTEGRATED PACKAGING ASSEMBLY CORPORATION

                    NOTES TO FINANCIAL STATEMENTS

2006. Options for 20,000 shares  were granted in 1997 under the Director
Plan.

1997 Non Statutory Stock Plan

        In October 1997, the Board of Directors adopted the 1997 Non-Statutory Stock Plan, which provides for the grant of non-qualified stock options to purchase up to 250,000 share of Common Stock. The NSOs may only be granted to non-executive officer employees. In accordance with the Plan, the stated exercise price shall not be less than 85% of the estimated fair market value of the Common Stock on the date of grant of the NSO. The options shall be exercisable over a period not to exceed ten years and shall vest 25% after the year of grant and 1/48 each month thereafter. No options were granted in 1997 under this plan.

Repricing of Employee Stock Options

        As approved by the Board of Directors on January 27, 1998 and effective as of January 30, 1998, the Company allowed all employee holders of outstanding stock options to exchange higher priced options for new stock options at an exercise price of $1.06 per share, the fair market value of the Company's Common Stock at the close of trading on January 30, 1998. Those options vested at the time of the exchange would vest on January 31, 1999, and those options unvested at the time of the exchange would vest on the original option schedule, but would not be exercisable until January 31, 1999. Options for 1,035,124 shares were exchanged.

Restricted Common Stock

        In September 1995, 398,333 shares of restricted Common Stock were sold to employees upon exercise of stock options then outstanding. Each unvested share of this restricted Common Stock is subject to repurchase by the Company at the employees' exercise price if an employee terminates before such shares vest; vesting occurs over the same period as the former options. In 1996 and 1997, respectively, 170,312 and 67,082 vested shares were converted into unrestricted shares, and 73,750 and 55,314 shares were repurchased by the company from terminated employees. Of the remaining 31,875 restricted shares outstanding, 18,960 were vested.

1996 Employee Stock Purchase Plan

        The Company's 1996 Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors and shareholders in December 1995, and became effective upon the closing of the Company's initial public offering on February 28, 1996. Under the Purchase Plan, a total of 400,000 shares of Common Stock has been reserved for issuance to eligible employees. The Purchase Plan allows employees to purchase shares through payroll deductions at 85% of the fair market value of the Common Stock at the beginning or the end of the applicable twelve-month purchase period. The Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the U.S. Internal Revenue Code. Unless terminated sooner, the Purchase Plan will terminate
ten years from its effective date.   During 1996 and 1997, respectively,
25,062 and 59,656 shares were issued under the Plan.

                INTEGRATED PACKAGING ASSEMBLY CORPORATION

                      NOTES TO FINANCIAL STATEMENTS

Summary of Option Activity

        The following table summarizes the Company's stock option activity and related weighted average exercise price within each category for each of the years ended December 31, 1995, 1996, and 1997.

                             1995               1996               1997
                      ----------------   ----------------  -----------------
                                Average            Average            Average
(Shares in thousands)  Shares   Price     Shares   Price     Shares   Price
--------------------- --------- ------   --------- ------  ---------- ------
Options outstanding
  at Jan. 1........... 612,500  $0.18     550,633  $1.04     890,200  $4.85
Options granted....... 615,000  $0.98     484,848  $8.74   1,295,745  $3.03
Options canceled......(547,294) $0.21     (68,126) $0.33    (519,829) $5.90
Options exercised.....(129,573) $0.20     (77,155) $6.04     (66,962) $1.35
                      --------- ------   --------- ------  ---------- ------
Options outstanding
  at Dec. 31.......... 550,633  $1.04     890,200  $4.85   1,599,154  $3.18
                      ========= ======   ========= ======  ========== ======
Options exercisable
  at Dec. 31..........  17,043  $0.24     147,944  $0.88     219,400  $4.52
                      ========= ======   ========= ======  ========== ======
Available for grant
  at Dec. 31.......... 916,944            509,301            253,385
                      =========          =========         ==========

        Significant option groups outstanding at December 31, 1997, after giving effect to the repricing discussed above, and the related weighted average exercise price and remaining contractual life information are as follows:

  Options with          Outstanding            Exercisable       Remaining
 exercise prices     --------------------  --------------------    Life
  ranging from         Shares     Price      Shares     Price    (Years)
-----------------    ----------- --------  ----------- --------  --------
$ 0.10 to $ 0.46..      272,298    $0.24      186,407    $0.16         7
$ 1.00 to $ 1.50..    1,180,499     1.06        5,646     1.50        10
$ 2.00 to $ 3.50..       94,000     2.96          552     2.20         9
$ 7.00 to $ 9.50..       52,357     7.45       26,795     7.58         8
                     ----------- -------   ----------- -------   --------
Options outstanding
  at Dec. 31          1,599,154    $1.74      219,400    $4.52         9
                     =========== =======   =========== =======   ========

Fair Value of Stock Options and Employee Purchase Rights

        The Company has four stock option plans which reserve shares of Common Stock for issuance to employees, officers, directors and consultants. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the accompanying statement of operations for the stock option plans, except for $200,000 which was recognized on stock options granted between June and November 1995, and which is being amortized over a four year vesting period. In January 1996, The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation".

        For the Stock Option Plan, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in
1995, 1996 and 1997 respectively:   dividend yield of 0% in all three
years;  expected life of 3 years for each year; expected volatility of 56%,

             INTEGRATED PACKAGING ASSEMBLY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS

57% and 65% and risk-free interest rates of 6.4%, 6.2% and 6.1%. The weighted-average fair value of those stock options granted in 1995, 1996 and 1997 was $0.54, $4.33 and $1.72 per option, respectively.

        The fair value of the employees' purchase rights for the Purchase Plan, which was initiated on February 28, 1996, was estimated at the beginning of the offering period using the Black-Scholes option pricing model with the following assumptions used for 1996 and 1997 respectively: dividend yield of 0%; an expected life of six months; expected volatility of 56% and 65%; and risk-free interest rate of 5.3% and 5.3%. The weighted-average fair value of these purchase rights granted in 1996 and 1997 was $2.20 and $3.12, respectively, per right.

        Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, the Company's net income
(loss) and income (loss) per share would have been reduced to the pro forma amounts below for the years ended December 31, 1995, 1996 and 1997:

                                             1995      1996      1997
                                           --------- --------- ---------
      Net income (loss) as reported (in
       thousands).......................     $1,550    $2,317  ($15,002)
      Net income (loss), pro forma......     $1,521    $1,923  ($15,708)

      Net income (loss) per share as reported
        Basic...........................      $0.77     $0.20    ($1.08)
        Diluted.........................      $0.16     $0.16    ($1.08)

      Net income (loss) per share, pro forma
        Basic...........................      $0.75     $0.16    ($1.13)
        Diluted.........................      $0.16     $0.13    ($1.13)

        The pro forma amounts reflect compensation expense related to 1995, 1996 and 1997 stock option grants and purchase rights only. In future years, the annual pro forma compensation expense will increase relative to the fair value of stock options granted in those future years.

NOTE 8-INCOME TAXES:

        Through December 31, 1994 and in 1997, the Company incurred net operating losses and recorded no provision for income taxes. The tax provision for 1995 and 1996 current taxes consists of the following (in thousands):

                                           December 31,
                                       --------------------
                                         1995       1996
                                       ---------  ---------
       Current:
           Federal................          $48        $13
           State..................           93        169
                                       ---------  ---------
                                            141        182
                                       ---------  ---------
       Deferred:
           Federal................           --        489
           State..................           --       (141)
                                       ---------  ---------
                                             --        348
                                       ---------  ---------
                                           $141       $530
                                       =========  =========

             INTEGRATED PACKAGING ASSEMBLY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS

        The tax provision reconciles to the amount computed by multiplying income before tax by the U.S. statutory rate (34%) as follows (in thousands):

                                               December 31,
                                           --------------------
                                             1995       1996
                                           ---------  ---------
     Provision at statutory rate...........    $575       $968
     Benefits of carryforwards.............    (527)       (68)
     State taxes, net of federal benefit...      93        175
     Use of valuation allowance............      --       (475)
     Other................................       --        (70)
                                           ---------  ---------
                                               $141       $530
                                           =========  =========

        Deferred income tax assets comprise the following (in thousands):

                                                      December 31,
                                                  --------------------
                                                    1996       1997
                                                  ---------  ---------
     Federal and state credit
      carryforwards.........................          $397     $1,689
     Federal and state net operating
      loss carryforwards....................         1,575      8,631
     Leases, treated as operating for tax...        (1,111)    (1,592)
     Depreciation...........................        (1,961)    (3,165)
     Reserves and accruals..................           476        587
     Other..................................           246       (201)
                                                  ---------  ---------
     Deferred tax assets (liability)....              (378)     5,949
     Less valuation allowance...........                --     (5,949)
                                                  ---------  ---------
        Net deferred tax asset
        (liability)....................              ($378)      $ --
                                                  =========  =========

        At December 31, 1997, the Company had federal and state net operating loss and tax credit carryforwards ("NOL's") of approximately $23,000,000 and $8,000,000, respectively, which can be used to reduce future taxable income. These NOL's expire through 2012, if not utilized.

        The Tax Reform Act of 1996 limits the use of NOL's in certain situations where changes occur in the stock ownership of a company. The Company experienced such an ownership change as a result of the Company's
IPO in 1996, resulting in a limitation of the annual utilization of the NOL's generated through the date of the IPO. Despite the limitation, the company may be able to utilize the entire amount of NOL's prior to expiration.

NOTE 9-CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS:

Concentration of credit risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash in money market accounts, certificates of deposit, investments in financial instruments with a maturity of less than one year, and accounts receivable. At December 31, 1996 and 1997, the Company had $5.2 million and $1.9 million invested in money market accounts with a bank. At December 31, 1996, the Company had a certificate of deposit of $6.5 million invested with a bank, and other investments in short term

              INTEGRATED PACKAGING ASSEMBLY CORPORATION

                    NOTES TO FINANCIAL STATEMENTS

financial instruments of $3.0 million invested with a sercurities firm.

        The Company performs ongoing credit evaluations of its customers, which are semiconductor companies, and maintains reserves for estimated credit losses. Write-offs of accounts receivable were insignificant in all periods presented. At December 31, 1996, two customers accounted for 51% and 16%, respectively, of accounts receivable. At December 31, 1997, four customers accounted for 19%, 15%, 13% and 10%, respectively,
of accounts receivable                          .

Significant customers

                                          Years Ended December 31,
                                       -------------------------------
                                         1995       1996       1997
                                       ---------  ---------  ---------
Customers comprising 10% or more of the
  Company's revenues for the periods
  indicated:
        A.........................           29%        32%        17%
        B.........................            3%        14%        16%
        C.........................            1%         2%        14%
        D.........................            8%        17%         4%
        E.........................           20%         4%        --%

NOTE 10-SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial data for 1996 and 1997 is as follows:

                                   First     Second     Third      Fourth
                                ---------- ---------- ---------- ----------
1996:
Net revenues....................  $8,057     $8,469    $10,385     $9,491
Gross profit (loss).............   1,997      1,752      2,323      1,490
Net income (loss) ..............     612        567      1,021        117
Net income (loss) per share:
  Basic.........................    0.06       0.05       0.08       0.01
  Diluted.......................    0.05       0.04       0.07       0.01

1997:
Net revenues....................   5,575      3,953      4,214      6,002
Gross profit (loss).............    (920)    (1,086)    (1,244)    (1,095)
Net income (loss) ..............  (2,473)    (6,088)    (3,271)    (3,170)
Net income (loss) per share:
  Basic.........................   (0.18)     (0.44)     (0.23)     (0.23)
  Diluted.......................   (0.18)     (0.44)     (0.23)     (0.23)

Per share amounts, based on average shares outstanding and potential dilutive shares each quarter, may not add to the total for the year.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

        Not applicable.

                                PART III

        Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 16, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.  Directors and Executive Officers of the Registrant

        (a) Executive Officers - See the section entitled "Executive Officers" in Part I, Item 1 hereof.

        (b) Directors - The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

14(a)   Exhibits

Exhibit
Number        Description of Document
-------       -----------------------
3.1!          Restated Articles of Incorporation.
3.4!          Bylaws, as amended.
10.1!         Form of Indemnification Agreement.
10.2!*        1993 Stock Option Plan and form of Stock Option Agreement.
10.3!*        1996 Employee Stock Purchase Plan and form of Subscription
              Agreement.
10.4!*        1996 Director Stock Option Plan and form of Stock Option
              Agreement.
10.5!         Registration Rights Agreement dated March 24, 1993, as amended.
10.6!         Lease Agreement dated June 16, 1993 between the Company and
              WVP Income Plus VI.
10.7!         Sublease Agreement dated July 15, 1995 between the Company and
              Peripheral Computer Support, Inc.
10.8!         Loan and Security Agreement dated September 15, 1995 between the
              Company and The CIT Group/Equipment Financing, Inc.
10.9!         Warrant to Purchase Series A Preferred Stock, issued to MMC/GATX
              Partnership No. 1 as of October 7, 1993, as amended.
10.10!        Warrant to Purchase Series A Preferred Stock, issued to Phoenix
              Leasing Incorporated as of October 7, 1993.
10.11!        Warrant to Purchase Series A Preferred Stock, issued to Comdisco,
              Inc. as of March 10, 1994.

10.12!        Warrant to Purchase Series A Preferred Stock, issued to Silicon
              Valley Bank as of July 10, 1995.
10.13!        Warrant to Purchase Series A Preferred Stock, issued to Silicon
              Valley bank as of July 10, 1995.
10.14!        Warrant to Purchase Series A Preferred Stock, issued to The CIT
              Group/Engineering Financing, Inc. as of September 15, 1995.
10.15!        Warrant to Purchase Series A Preferred Stock, issued to
              Comdisco, Inc. as of January 3, 1996.
10.16!!       Sublease Agreement between the Company and Peripheral Computer
              Support dated March 8, 1996.
10.17!!!      Warrant to Purchase Common Stock, issued to MMC/GATX Partnership
              No. 1, dated September 5, 1997.
10.18!!!      Amendment to Warrant to Purchase Series A Preferred Stock,
              issued to MMC/GATX Partnership No. 1, dated September 5, 1997.
10.19!!!      Amendment to Warrant to Purchase Series A Preferred Stock,
              issued to MMC/GATX Partnership No. 1, dated September 5, 1997.
10.20!!!      Lease Agreement dated November 1, 1997, between the Company and
              Jaswinder S. Saini and Surinder K. Saini.
10.21!!!!     Purchase and Sale Agreement dated November 20, 1997, between the Company and Lincoln Property Company N.C., Inc.
10.22!!!!     Lease Agreement dated January 20, 1997, between the Company and
              Lincoln Property Company N.C., Inc.
10.23*        1997 Nonstatutory Stock Option Plan and form of Stock Option
              Agreement.
10.24         Amended and Restated Loan and Security Agreement dated
              December 31, 1997 between the Company and SIlicon Valley Bank.
10.25         Warrant to Purchase Stock, issued to Silicon Valley Bank as of
              December 31, 1997.
23.1          Consent of Price Waterhouse LLP, Independent Accoutants.
24.1          Power of Attorney (see page 42).
27.1          Financial Data Schedule.

! Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (file no. 333-326-LA), as ammended, filed January 17, 1996.
!! Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
!!! Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
!!!! Incorporated by reference from the Registrant's Current Report on Form 8-K, filed on January 30, 1997.
* Management contract or compensatory plan or arrangement to be filed as an exhibit to this form.

(b)     Reports on Form 8-K.

        Change in Fiscal Year, filed December 11, 1997.

        Sale of Facilities, filed January 30, 1998.

(c)     Exhibits.

        See Item 14(a) hereof.

(d)     Financial Statement Schedules.

        All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                             SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on March 27, 1998.

                                 INTEGRATED PACKAGING ASSEMBLY CORPORATION


                                 By: /s/ ALFRED V. LARRENAGA
                                     -------------------------
                                         Alfred V. Larrenaga
                                         Chief Financial Officer

                         POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Patrick Verderico and Alfred V. Larrenaga, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

        In accordance with the Exchange Act, this report has been signed below on March 27, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

--------------------------------------------------------------------------
Signature                         Title

/s/ PATRICK VERDERICO             President and Chief Executive Officer
-------------------------
    Patrick Verderico             (Principal Executive Officer)

/s/ ALFRED V. LARRENAGA           Chief Financial Officer
-------------------------
    Alfred V. Larrenaga           (Principal Financial and Accounting
                                   Officer)

/s/ PHILIP R. CHAPMAN             Director
-------------------------
    Philip R. Chapman

/s/ GILL COGAN                    Director
------------------------
    Gill Cogan

/s/ PAUL R. LOW                   Director
------------------------
    Paul R. Low

/s/ ERIC A. YOUNG                 Director
------------------------
    Eric A. Young