Form 10-K/A
period 1997-12-31
INTEGRATED PACKAGING ASSEMBLY CORP
filed 1998-04-28
CIK 924101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------
                                    Form 10-K/A
(Mark One)
|x|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934.

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

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I
     Item 1.  Business....................................................   3
     Item 2.  Properties..................................................  11
     Item 3.  Legal Proceedings...........................................  11
     Item 4.  Submission of Matters to a Vote of Security Holders.........  11

PART II

     Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters........................................  12
     Item 6.  Selected Financial Data.....................................  13
     Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................  14
     Item 8.  Financial Statements and Supplementary Data.................  19
     Item 9.  Changes in and Disagreement with Accountants on Accounting and Financial Disclosure...................................  41

PART III

     Item 10.  Directors and Executive Officers of the Registrant.........  42
     Item 11.  Executive Compensation.....................................  43
     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management.................................................  47
     Item 13.  Certain Relationships and Related Transactions.............  48

PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K................................................  49

SIGNATURES................................................................  51


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

             INTEGRATED PACKAGING ASSEMBLY CORPORATION

                 NOTES TO FINANCIAL STATEMENTS

Fiscal year

        In 1997, the Company changed its fiscal year end to December 31. Prior to 1997, the Company's fiscal quarters and year ended on the Sunday nearest the calendar quarter end and December 31, respectively. For purposes of financial statement presentation, each fiscal year is presented as having ended on December 31 and each fiscal quarter is presented as having ended on the calendar quarter end. Fiscal years 1995 and 1996 each consisted of 52 weeks or 364 days. Fiscal 1997 consisted of 367 days. The effect of these three additional days in 1997 on revenues and net loss was insignificant.

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

            INTEGRATED PACKAGING ASSEMBLY CORPORATION

                NOTES TO FINANCIAL STATEMENTS

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

            INTEGRATED PACKAGING ASSEMBLY CORPORATION

                NOTES TO FINANCIAL STATEMENTS

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

            INTEGRATED PACKAGING ASSEMBLY CORPORATION

                NOTES TO FINANCIAL STATEMENTS

NOTE 2--BALANCE SHEET COMPONENTS:
        (In thousands)
                                                  December 31,
                                      -----------------------------------
                                                               Pro Forma
                                                                 1997
                                         1996        1997     (Unaudited)
                                      ----------- ----------- -----------
Inventory
    Raw materials..................       $1,839      $2,176      $2,176
    Work in progress...............          138         161         161
                                      ----------- ----------- -----------
                                          $1,977      $2,337      $2,337
                                      =========== =========== ===========
Property and equipment
    Land...........................       $3,827      $3,827          --
    Buildings and improvements.....        7,175       8,890         288
    Machinery and equipment........       34,624      42,784      42,784
    Office and computer equipment..          613         793         793
    Furniture and fixtures.........          268         312         312
    Deposits on machinery and
      equipment....................          250         595         595
                                      ----------- ----------- -----------
                                          46,757      57,201      44,772

    Less accumulated depreciation..       (4,981)    (11,074)    (10,662)
                                      ----------- ----------- -----------
                                         $41,776     $46,127     $34,110
                                      =========== =========== ===========

Property and equipment acquired under
  capital leases included above
    Machinery and equipment........       $7,819      $7,819      $7,819
    Office and computer equipment..           36          36          36
    Furniture and fixtures.........           57          57          57
                                      ----------- ----------- -----------
                                           7,912       7,912       7,912

    Less accumulated depreciation..       (2,699)     (3,919)     (3,919)
                                      ----------- ----------- -----------
                                          $5,213      $3,993      $3,993
                                      =========== =========== ===========

Accrued expenses and other liabilities
    Accrued payroll and related
      expenses.....................         $642        $762        $762
    Accrued income tax.............          621         456         456
    Other accrued liabilities......        2,037       1,751       1,473
                                      ----------- ----------- -----------
                                          $3,300      $2,969      $2,691
                                      =========== =========== ===========

            INTEGRATED PACKAGING ASSEMBLY CORPORATION

                NOTES TO FINANCIAL STATEMENTS

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
                                                  ===========

            INTEGRATED PACKAGING ASSEMBLY CORPORATION

                NOTES TO FINANCIAL STATEMENTS

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

               INTEGRATED PACKAGING ASSEMBLY CORPORATION

                    NOTES TO FINANCIAL STATEMENTS

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

        The Company is now leasing the approximately 82,390 square foot building on the facility that it occupies. See Note 4

               INTEGRATED PACKAGING ASSEMBLY CORPORATION

                     NOTES TO FINANCIAL STATEMENTS

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

              INTEGRATED PACKAGING ASSEMBLY CORPORATION

                    NOTES TO FINANCIAL STATEMENTS

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

                INTEGRATED PACKAGING ASSEMBLY CORPORATION

                      NOTES TO FINANCIAL STATEMENTS

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

             INTEGRATED PACKAGING ASSEMBLY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS

        For the Stock Option Plan, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in
1995, 1996 and 1997 respectively:   dividend yield of 0% in all three
years; expected life of 3 years for each year; expected volatility of 56%, 57% and 65% and risk-free interest rates of 6.4%, 6.2% and 6.1%. The weighted-average fair value of those stock options granted in 1995, 1996 and 1997 was $0.54, $4.33 and $1.72 per option, respectively.

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

              INTEGRATED PACKAGING ASSEMBLY CORPORATION

                    NOTES TO FINANCIAL STATEMENTS

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
                                                  =========  =========

              INTEGRATED PACKAGING ASSEMBLY CORPORATION

                    NOTES TO FINANCIAL STATEMENTS

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

NOTE 9-CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS:

Concentration of credit risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash in money market accounts, certificates of deposit, investments in financial instruments with a maturity of less than one year, and accounts receivable. At December 31, 1996 and 1997, the Company had $5.2 million and $1.9 million invested in money market accounts with a bank. At December 31, 1996, the Company had a certificate of deposit of $6.5 million invested with a bank, and other investments in short term financial instruments of $3.0 million invested with a sercurities firm.

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

              INTEGRATED PACKAGING ASSEMBLY CORPORATION

                    NOTES TO FINANCIAL STATEMENTS

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

                                PART III


Item 10.  Directors and Executive Officers of the Registrant

        (a) Executive Officers - See the section entitled "Executive Officers" in Part I, Item 1 hereof.

        (b)     Directors

        The Company's Board of Directors consists of the following five
(5) individuals:

Name                       Age   Principal Occupation

Patrick Verderico           54   Chief Executive Officer and President
                                 of the Company
Philip R. Chapman           36   General Partner, Adler & Company
Gill Cogan                  46   General Partner, Weiss, Peck & Greer
Paul R. Low                 65   President, P.R.L. Associates
Eric A. Young               42   General Partner, Canaan Partners

        Except as set forth below, each director has been engaged in his principal occupation described above during the past five (5) years. There is no family relationship among any directors or executive officers of the Company.

        Patrick Verderico joined the Company in April 1997 as its Chief Operating Officer and was appointed the Company's President and Chief Executive Officer and a director in July 1997. From August 1996 to April 1997, Mr. Verderico was an independent business consultant. From April 1996 to July 1996, Mr. Verderico was Chief Operating Officer and Executive Vice President of Maxtor Corporation, a disk drive
manufacturer.   From January 1994 to March 1996, Mr. Verderico was Chief
Financial Officer and Vice President Finance and Administration of Creative Technology, a multi-media company. From October 1992 to January 1994, Mr. Verderico was Chief Financial Officer and Vice President Finance and Administration of Cypress Semiconductor, Inc., a manufacturer of integrated circuits. Prior to 1992, Mr. Verderico had various management positions in finance and operations with Coopers & Lybrand, Philips Semiconductors and National Semiconductor. Mr. Verderico is also a director of Catalyst Semiconductor and Micro Component Technology, Inc.

        Philip Chapman has been a director of the Company since March 1993. Mr. Chapman has been a principal of Adler & Company, a venture capital management firm, since September 1991 and became a general partner of Adler & Company in January 1995. From September 1989 to
May 1991, Mr. Chapman was a senior consultant with Booz Allen & Hamilton International, a management consultant company. Mr. Chapman is also a director of Global Pharmaceutical Corporation and Shells Seafood Restaurants.

       Gill Cogan has been a director of the Company since March 1993.
Mr. Cogan, a managing director of Weiss, Peck & Greer, L.L.C and a general partner of Weiss, Peck & Greer Venture Partners, L.P., has over 14 years of venture capital experience in computer software, communications and semiconductors. From 1986 to 1990, he served as a partner of Adler & Company, a venture capital group handling technology-related investments. From 1983 to 1985, Mr. Cogan was chief executive officer of Formtek, Inc., an imaging and data management computer company. He is also a director of Electronics for Imaging, Inc., P-Com Inc. and several privately held companies.

        Paul Low has been a director of the Company since March 1993. Since June 1992, Dr. Low has been President of P.R.L. Associates, a consulting firm, and serves as a consultant to a number of technology companies. From 1957 to 1992, Dr. Low worked for IBM Corporation and held senior management and executive positions, including President, General Technology Division and IBM Corporate Vice President; President; President of General Products Division; General Manager, Technology Products business line; and member of IBM's corporate management board. Dr. Low also serves as a director of Applied Materials, Inc., Network Computing Devices, Inc., Solectron Corporation, VLSI Technology, Inc., Xionics Document Technologies, Inc. and several privately held companies.

        Eric Young has been a director of the Company since June 1995. Mr. Young was a co-founder of Canaan Partners, a venture capital investment firm, and has served as general partner since its inception in 1987. From 1979 to 1987, Mr. Young held various management positions with General Electric Co. and G.E. Venture Capital, a venture capital investment firm and subsidiary of General Electric. Mr. Young is also a director of Spectrian Corporation, Visigenic Software, Inc. and several privately held companies.

       (c)     Section 16(a) Beneficial Ownership Reporting Compliance

       Based solely on its review of copies of filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, received by it, or written representations from certain reporting persons, the Company believes that during fiscal 1997 all Section 16 filing requirements were met.

Item 11.  Executive Compensation


       (a)      Compensation of Directors

        Directors receive no cash remuneration for serving on the Board of Directors. Non-employee directors participate in the Company's Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the grant of nonstatutory stock options to non-employee directors. A total of 100,000 shares of Common Stock has been authorized for issuance under the Director Plan. Each non-employee director who joins the Board will automatically be granted a nonstatutory option to purchase 20,000 shares of Common Stock on the date upon which such person first becomes a director (the "Initial Grant"). In addition, each non-employee director will automatically receive a nonstatutory option to purchase 5,000 shares of Common Stock upon such director's annual re-election to the Board, provided the director has been a member of the Board for at least six months upon the date of such re-election (the "Subsequent Grant"). The exercise price of each option granted under the Director Plan must be equal to the fair market value of the Common Stock on the date of grant. The Initial Grant vests over a four-year period, with 25% of the shares subject to the Initial Grant vesting on the first anniversary of the Initial Grant and the remainder vesting monthly thereafter, and the Subsequent Grant vests monthly over a 12 month period, in each case unless terminated sooner upon termination of the optionee's status as a director or otherwise pursuant to the Director Plan. In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change in control transaction involving the Company, each option becomes exercisable in full or will be assumed or an equivalent option substituted by the successor corporation. Unless terminated sooner, the Director Plan will terminate in 2006. The Director Plan is currently administered by the Board of Directors. The Board has authority to amend or terminate the Director Plan, provided that no such action may impair the rights of any optionee without the optionee's consent. Under the Director Plan, on June 17, 1997, each of Messrs. Chapman, Cogan, Low and Young were granted an option to purchase 5,000 shares of Common Stock at an exercise price of $3.375 per share.

       (a)      Compensation of Executive Officers

       The following table sets forth information concerning compensation paid to the Named Executive Officers during the Company's last three fiscal years.

                        Summary Compensation Table

                                                           Long-term
                                                       Compensation Award
                                       Annual         Securities Underlying
                                    Compensation(1)        All Other
                           Year    Salary     Bonus      Compensation
Patrick Verderico(2)       1997   $214,617   $ 50,000       400,000
 Chief Executive Officer
 and President

Gerald K. Fehr             1997    183,996      6,000           -
 Vice President,           1996    143,000     25,000        10,000
 Technology                1995    134,712     15,000           -

Victor A. Batinovich(3)    1997    203,269        -             -
 Former Chief Executive    1996    200,000     50,000        20,000
 Officer and President     1995    139,616     35,000           -

Tony Lin(4)                1997    146,337        -             -
 Former Chief Financial    1996    122,000     25,000        10,000
 Officer                   1995    105,000     15,000        70,000

Joel Camarda(5)            1997    143,241        -             -
 Former Vice President,    1996    137,000        -          10,000
 Operations                1995    130,000     17,500        25,000
----------------------

(1) Excludes perquisites and other personal benefits which for each Named Executive Officer did not exceed the lesser of $50,000 or 10% of the annual salary and bonus for such officer during any fiscal year.

(2) Mr. Verderico joined the Company in April 1997.

(3) Mr. Batinovich left the Company in July 1997.

(4) Mr. Lin left the Company in November 1997.

(5) Mr. Camarda left the Company in December 1997.


Option Information

        The following tables set forth information regarding stock options granted to the Named Executive Officers during fiscal 1997, as well as options held by such officers as of December 31, 1997.

                          Option Grants in Last Fiscal Year

                             Individual Grants(1)                 Potential Realizable Values at
                                % of                              Assumed Annual Return Rates of
                               Total                               Stock Price Appreciation
                     Option   Options    Exercise     Expiration  (Through Expiration Date)(2)
Name                 Grants   Granted   Price ($/sh)     Date     5% per Year   10% per Year

Patrick Verderico    300,000    23%      $1.0625       04/28/07     $200,460      $508,005

Patrick Verderico    100,000     8%      $1.0625       08/05/07      $66,820      $169,335
---------------


(1) Each of these options was granted pursuant to the Option Plan and is subject to the terms of such plan . These options were granted at an exercise price equal to the fair market value of the Company's Common
Stock as determined by the Board of Directors of the Company on the date of grant and, as long as the optionee maintains continuous employment with the Company, vest over a four year period at a rate of 25% of the shares subject to the option on the first anniversary of the date of grant and an additional 1/48th of the shares subject to the option at the end of each one-month period thereafter. In January 1998, all outstanding options were exchanged for new options with an exercise price of $1.0625 per share, which represented the fair market value of the Common Stock on the date of approval for such repricing. All information in the table reflects this option exchange.

(2) Potential gains are net of the exercise price but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if they were exercised at the end of the option term. The assumed 5% and 10% rates of stock appreciation are based on appreciation from the exercise price per share. These rates are provided in accordance with the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. Actual gains, if any, on stock option exercises are dependent on the future financial performance of the Company, overall stock market conditions and the option holders' continued employment through the vesting period.

         Aggregated Option Exercises in Last Fiscal Year And
                Fiscal Year-End Option Values


                                                                   Value of
                                                                  Unexercised
                     Shares                    Number of            Options
                    Acquired              Unexercised Options   at Fiscal Year
                      on       Value      at Fiscal Year End         End(1)
Name                Exercise   Realized    Vested   Unvested    Vested  Unvested
Patrick Verderico        -           -         -     400,000        -         -

Gerald K. Fehr           -           -      3,542      6,458        -         -
-------------



(1) Represents the difference between the exercise price of the options and the closing price of the Company's Common Stock on December 31, 1997 of $0.625 per share. As of such date, the exercise price of such options was less than the fair market value of the Common Stock . In January 1998, all outstanding options were exchanged for new options with an exercise price of $1.0625 per share, which represented the fair market value of the Common Stock on the date of approval for such repricing.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of the Board of Directors consists of Messrs. Chapman and Cogan, neither of whom is an officer or employee of the Company. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Report of the Compensation Committee of the Board of Directors

        The Compensation Committee (the "Committee") is comprised of Messrs. Chapman and Cogan, each of whom is a non-employee director. The Committee sets, reviews and administers the Company's executive compensation program. The role of the Committee is to establish and recommend salaries and other compensation paid to executive officers of the Company and to administer the Company's stock option plan and employee stock purchase plan. The Committee approves all stock option grants to executive officers, all executive officer base salaries and any cash bonus payments to executive officers and reviews all stock option grants to employees.

        The Company's executive pay programs are designed to attract and retain executives who will contribute to the Company's long-term success, to mesh executive and stockholder interests through stock option based plans and to provide a compensation package that recognizes individual contributions and Company performance.

        The Committee has determined that the most effective means of compensation are base salaries, incentive bonuses and long-term incentives through the Company's stock option programs.

        Base Salary. The base salaries of executive officers are initially determined by evaluating the responsibilities of the position held and the experience and performance of the individual, with reference to the competitive marketplace for executive talent, including a comparison to base salaries for comparable positions in high growth, technology-based companies of reasonably similar size. The Committee reviews executive salaries annually and adjusts them as appropriate to reflect changes in the market conditions and individual performance and responsibility. During fiscal 1997, salaries for executive officers were increased by 0% to 23%. The Chief Executive Officer joined the Company in April 1997 and his current annual base salary is $325,000.

        Bonus. The Company maintains a bonus plan for executive officers which provides for bonuses based on achievement of individual and company performance goals. Specifically, each executive officer can earn from 50% to 63% of his annual base salary in the form of incentive bonus payments if all company and individual performance goals are satisfied. The target Bonus factor for the Chief Executive Officers is 63%. The bonus is based 50% upon achievement of individual performance goals and 50% upon achievement of company performance goals. This bonus program reflects the Committee's view that bonuses should only be paid when the Company and the individual executive achieve predetermined performance goals.

        Stock Options. Under the Company's Option Plan, stock options may be granted to executive officers and other employees of the Company.
Upon joining the Company, an individual's initial option grant is based on the individual's responsibilities and position. The size of any annual stock option awards is based primarily on an individual's performance and responsibilities. The Committee believes stock option grants are an effective method of ensuring that the executive is taking a longer term view of the Company's performance and that the executive's and the stockholder's interests are in alignment.

        The options granted to the Company's executive officers include a provision that provides that the options shall become fully vested and exercisable in the event of a change in control of the Company.

        In January 1998, the Company's Board of Directors approved the repricing of options for all employees that held options with exercise prices in excess of $1.0625 per share and such employees were offered the opportunity to exchange such options for new options at $1.0625 per share, which was the fair market value of the Common Stock on the date of the approval. In order to participate in the option exchange program, employees were required to not exercise their options until January 30, 1999. The Board undertook this action in light of the reduction in the trading price of the Company's Common Stock and in consideration of the importance to the Company of retaining its employees by offering them appropriate equity incentives. The Board also considered the highly competitive environment for obtaining and retaining qualified employees and the overall benefit to the Company's stockholders from a highly motivated group of employees.

        Other.  Other elements of executive compensation include
Company-wide medical and life insurance benefits and the ability to defer compensation pursuant to a 401(k) plan. The Company does not currently match contributions under the 401(k) plan.

        The Company's Chief Executive Officer does not receive any other special or additional compensation other than as described above.

        The Committee has considered the potential impact of Section 162(m) of the Internal Revenue Code and the regulations thereunder (the "Section"). The Section disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1 million in any taxable year for any of the Named Executive Officers, unless such compensation is performance-based. Since the cash compensation of each of the Named Executive Officers is below the $1 million threshold and the Committee believes that any options granted under the Option Plan will meet the requirements of being performance-based, the Committee believes that the Section will not reduce the tax deduction available to the Company. The Company's policy is to qualify, to the extent reasonable, its executive officers' compensation for deductibility under applicable tax laws. However, the Committee believes that its primary responsibility is to provide a compensation program that will attract, retain and reward the executive talent necessary to the Company's success. Consequently, the Committee recognizes that the loss of a tax deduction could be necessary in some circumstances.

                  Compensation Committee of the Board of Directors

                  Philip R. Chapman
                  Gill Cogan


Comparison of Total Cumulative Stockholder Return

        The following table sets forth the Company's total cumulative stockholder return as compared to the Standard & Poor's 500 Index and the Philadelphia Semiconductor Index for the period February 28, 1996 (the date of the Company's initial public offering) through December 31, 1997. Total stockholder return assumes $100 invested at the beginning of the period in the Common Stock of the Company, the stocks represented in the Standard & Poor's 500 Index and the stocks represented in the Philadelphia Semiconductor Index, respectively. Total return also assumes reinvestment of dividends; the Company has paid no dividends on its Common Stock.

        Historical stock price performance should not be relied upon as indicative of future stock price performance.


                         2/28/96  3/29/96   6/28/96   9/30/96  12/31/96
IPAC                       7.500    9.500     9.375     9.250    8.0781

S & P 500                 644.75   645.50    670.63    687.31    740.74

Philadelphia
Semiconductor Index       196.45   175.99    174.71    187.46    240.30


                         3/31/97  6/30/97   9/30/97  12/31/97

IPAC                       4.250    3.500     2.375     0.625

S & P 500                 757.12   885.14    947.28    970.43

Philadelphia
Semiconductor Index       268.85   305.74    381.60    263.63


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Principal Share Ownership

        As of April 20, 1998, the following persons were known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock:


Name                                                        Number     Percent

Weiss, Peck & Greer Venture Partners(1)                   2,524,009     18.0%
Gill Cogan
   555 California Street, Suite 4760
   San Francisco, California 94104

Entities Affiliated with Frederick R. Adler(2)            1,310,768      9.4
   1520 South Ocean Boulevard
   Palm Beach, Florida 33480

Canaan Partners(3)                                          786,358      5.6
Eric A. Young
   2884 Sand Hill Road
   Building 1, Suite 115
   Menlo Park, California 94025

Bank America Ventures(4)                                    778,705      5.6
   950 Tower Lane, Suite 700
   Foster City, California 94404

The Equitable Companies Incorporated                        764,641      5.5
   1290 Avenue of the Americas
   New York, New York 10104
-------------------



(1) Includes 1,338,308 shares held by WPG Enterprise Fund, L.P. ("Enterprise Fund"), 967,228 shares held by Weiss, Peck & Greer Venture Associates II, L.P. ("VA II"), 206,975 shares held by Weiss, Peck & Greer Venture Associates II (Overseas) Ltd. ("Overseas") and 11,498 shares held directly by Mr. Cogan. Weiss, Peck & Greer Venture Partners II, L.P.
("VP II") is the general partner of Enterprise Fund, VA II and WPG Venture.

(2) Includes 732,180 shares held by Euro-America-I, L.P. ("Euro-America"), 108,774 shares held by 1520 Partners, Ltd. ("1520 Partners"), 448,849 shares held directly by Mr. Adler and 20,965 shares held by Catherine Adler, Mr. Adler's wife, as trustee for the benefit of Mr. Adler's minor children. Mr. Adler disclaims beneficial ownership of the shares held by Euro-America and 1520 Partners, except to the extent that he derives a monetary benefit therefrom. Mr. Chapman, a director of the Company, serves as a venture manager for Euro-America. Mr. Chapman holds no voting or dispositive control over shares held by Euro-America, and he disclaims beneficial ownership of such shares. Mr. Chapman performs no services for and has no beneficial ownership of shares held by 1520 Partners.

(3) Includes 391,304 shares held by Canaan S.B.I.C., L.P. ("SBIC"), 349,434 shares held by Canaan Capital Offshore Limited Partnership C.V. ("Offshore"), 41,870 shares held by Canaan Capital Limited Partnership ("CCLP") and 3,750 shares directly held by Mr. Young. Mr. Young is a director of the Company and is a general partner of each of SBIC, Offshore and CCLP.

(4) Includes 697,865 shares held by Bank America Ventures, 77,540 shares held by BA Venture Partners I and 3,300 shares held by BancAmerica Robertson Stephens.

Security Ownership of Management

        The following table sets forth the beneficial ownership of the Company's Common Stock as of April 20, 1998 (i) by each director of the Company, (ii) by the Company's Chief Executive Officer, the Company's former Chief Executive Officer and the three other most highly compensated executive officers of the Company for fiscal year 1997 (such officers are collectively referred to as the "Named Executive Officers"), and (iii) by all current directors and executive officers as a group:


Name                                                   Number of    Percent of
                                                        Shares        Total
Gill Cogan(1)                                          2,529,009      18.0
Eric A. Young(2)                                         791,358       5.7
Gerald K. Fehr                                           662,825       4.7
Philip R. Chapman(3)                                      80,577         *
Paul R. Low(4)                                            20,710         *
Victor A. Batinovich(5)                                  429,525       3.1
Joel Camarda(6)                                           28,078         *
Patrick Verderico                                             -          -
Tony Lin(7)                                                   -          -
All executive officers and directors as a
  group (9 persons)(8)                                 4,552,082      32.5
------------------
*  Less than 1%


(1) Includes shares held by funds affiliated with Weiss, Peck & Greer. Mr. Cogan disclaims beneficial ownership of all such shares, except as to the pecuniary interest therein arising from his interest in such funds. See
"Principal Share Ownership."    Also includes 5,000 shares issuable upon
exercise of options to purchase Common Stock which are exercisable within 60 days of April 20, 1998.

(2) Includes shares held by funds affiliated with Canaan Partners. Mr. Young disclaims beneficial ownership of all such shares, except as to the pecuniary interest therein arising from his interest in such funds. See
"Principal Share Ownership."    Also includes 5,000 shares issuable upon
exercise of options to purchase Common Stock which are exercisable within 60 days of April 20, 1998.

(3) Includes 63,027 shares held directly by Mr. Chapman and 12,550 shares held by Susan Chapman, Mr. Chapman's wife, in her name and as trustee for the benefit of Mr. Chapman's children. Also includes 5,000 shares issuable upon exercise of options to purchase Common Stock which are exercisable within 60 days of April 20, 1998.

(4) Includes 5,000 shares issuable upon exercise of options to purchase Common Stock which are exercisable within 60 days of April 20, 1998.

(5) Includes 422,700 shares held by Mr. Batinovich, 4,000 shares held by Mr. Batinovich as custodian for his son and 2,825 shares held by Mr. Batinovich's wife. Mr. Batinovich left the Company in July 1997.

(6)     Mr. Camarda left the Company in December 1997.

(7)     Mr. Lin left the Company in November 1997.

(8) Includes 20,000 shares issuable upon exercise of options to purchase Common Stock which are exercisable within 60 days of April 20, 1998. Also includes 2,512,505 shares held by funds affiliated with Weiss, Peck & Greer and 782,608 shares held by funds affiliated with Canaan Partners. See notes
(1) and (2) above.

Item 13.  Certain Relationships and Related Transactions

       None

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

14(a)   Exhibits

Exhibit
Number        Description of Document
-------       -----------------------
3.1!          Restated Articles of Incorporation.
3.4!          Bylaws, as amended.
10.1!         Form of Indemnification Agreement.
10.2!*        1993 Stock Option Plan and form of Stock Option Agreement.
10.3!*        1996 Employee Stock Purchase Plan and form of Subscription
              Agreement.
10.4!*        1996 Director Stock Option Plan and form of Stock Option
              Agreement.
10.5!         Registration Rights Agreement dated March 24, 1993, as amended.
10.6!         Lease Agreement dated June 16, 1993 between the Company and
              WVP Income Plus VI.
10.7!         Sublease Agreement dated July 15, 1995 between the Company and
              Peripheral Computer Support, Inc.
10.8!         Loan and Security Agreement dated September 15, 1995 between the
              Company and The CIT Group/Equipment Financing, Inc.
10.9!         Warrant to Purchase Series A Preferred Stock, issued to MMC/GATX
              Partnership No. 1 as of October 7, 1993, as amended.
10.10!        Warrant to Purchase Series A Preferred Stock, issued to Phoenix
              Leasing Incorporated as of October 7, 1993.
10.11!        Warrant to Purchase Series A Preferred Stock, issued to Comdisco,
              Inc. as of March 10, 1994.
10.12!        Warrant to Purchase Series A Preferred Stock, issued to Silicon
              Valley Bank as of July 10, 1995.
10.13!        Warrant to Purchase Series A Preferred Stock, issued to Silicon
              Valley bank as of July 10, 1995.
10.14!        Warrant to Purchase Series A Preferred Stock, issued to The CIT
              Group/Engineering Financing, Inc. as of September 15, 1995.
10.15!        Warrant to Purchase Series A Preferred Stock, issued to
              Comdisco, Inc. as of January 3, 1996.
10.16!!       Sublease Agreement between the Company and Peripheral Computer
              Support dated March 8, 1996.
10.17!!!      Warrant to Purchase Common Stock, issued to MMC/GATX Partnership
              No. 1, dated September 5, 1997.
10.18!!!      Amendment to Warrant to Purchase Series A Preferred Stock,
              issued to MMC/GATX Partnership No. 1, dated September 5, 1997.
10.19!!!      Amendment to Warrant to Purchase Series A Preferred Stock,
              issued to MMC/GATX Partnership No. 1, dated September 5, 1997.
10.20!!!      Lease Agreement dated November 1, 1997, between the Company and
              Jaswinder S. Saini and Surinder K. Saini.
10.21!!!!     Purchase and Sale Agreement dated November 20, 1997, between the Company and Lincoln Property Company N.C., Inc.
10.22!!!!     Lease Agreement dated January 20, 1997, between the Company and
              Lincoln Property Company N.C., Inc.
10.23**       1997 Nonstatutory Stock Option Plan and form of Stock Option
              Agreement.
10.24**       Amended and Restated Loan and Security Agreement dated
              December 31, 1997 between the Company and SIlicon Valley Bank.
10.25**       Warrant to Purchase Stock, issued to Silicon Valley Bank as of
              December 31, 1997.
23.1          Consent of Price Waterhouse LLP, Independent Accoutants.
24.**         Power of Attorney (see page 51).
27.1**        Financial Data Schedule.

! Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (file no. 333-326-LA), as ammended, filed January 17, 1996.
!! Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
!!! Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
!!!! Incorporated by reference from the Registrant's Current Report on Form 8-K, filed on January 30, 1997.
**       Previously filed.

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

                             SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on April 27, 1998.

                                 INTEGRATED PACKAGING ASSEMBLY CORPORATION


                                 By: /s/ ALFRED V. LARRENAGA
                                     -------------------------
                                         Alfred V. Larrenaga
                                         Chief Financial Officer

        In accordance with the Exchange Act, this report has been signed below on April 27, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

--------------------------------------------------------------------------
Signature                         Title

/s/ PATRICK VERDERICO             President and Chief Executive Officer
-------------------------
    Patrick Verderico             (Principal Executive Officer)

/s/ ALFRED V. LARRENAGA           Chief Financial Officer
-------------------------
    Alfred V. Larrenaga           (Principal Financial and Accounting
                                   Officer)

/s/ PHILIP R. CHAPMAN *           Director
-------------------------
    Philip R. Chapman

/s/ GILL COGAN *                  Director
------------------------
    Gill Cogan

/s/ PAUL R. LOW *                 Director
------------------------
    Paul R. Low

/s/ ERIC A. YOUNG *               Director
------------------------
    Eric A. Young

*  By:  /s/  ALFRED V. LARRENAGA
        ----------------------------
             Alfred V. Larrenaga
             Attorney-in-fact