Form 10-Q
period 1998-04-05
INTEGRATED PACKAGING ASSEMBLY CORP
filed 1998-05-07
CIK 924101

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended  April 5, 1998

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________


Commission file number:  0-27712

                           --------------------------
                    INTEGRATED PACKAGING ASSEMBLY CORPORATION
             (Exact name of registrant as specified in its charter)


         Delaware                                       77-0309372
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation)

       2221 Old Oakland Road
       San Jose, California                              95131-1402
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

                        Yes     X           No
                            ---------         ---------

Number of shares of common stock outstanding as of  April 21, 1998:  14,003,503

                          TABLE OF CONTENTS

                                                                      Page
                                                                      ----
Part I. Financial Information
        Item 1. Financial Statements
                Condensed Balance Sheet ............................... 3
                Condensed Statement of Operations ..................... 4
                Condensed Statement of Cash Flows ..................... 5
                Notes to Condensed Financial Statements ............... 6

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations ......... 7

Part II.Other Information

        Item 4. Submission of Matter to a Vote of Security Holders ... 16

        Item 6. Exhibits ............................................. 16

        Signatures ................................................... 17


Part 1.  Financial Information
Item 1.   Financial Statements

                   Integrated Packaging Assembly Corporation
                            Condensed Balance Sheet
                                (In thousands)

                                                        April 5,    December 31,
                                                          1998          1997
                                                      ------------  ------------
                                                      (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents ......................      $4,034        $2,928
     Accounts receivable, net .......................       3,051         3,096
     Inventory.......................................       3,448         2,337
     Prepaid expenses and other current assets ......       1,006           757
                                                      ------------  ------------
         Total current assets .......................      11,539         9,118
Property and equipment, net .........................      35,276        46,127
Other assets ........................................         216           237
                                                      ------------  ------------
         Total assets ...............................     $47,031       $55,482
                                                      ============  ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Revolving bank line ............. ..............       2,000        $  --
     Current portion of long term debt ..............       5,757         6,548
     Accounts payable ...............................       4,455         5,478
     Accrued expenses and other liabilities .........       2,720         2,969
                                                      ------------  ------------
          Total current liabilities .................      14,932        14,995
                                                      ------------  ------------
Long term debt ......................................       6,813        14,249
                                                      ------------  ------------
Deferred gain on sale of facilities                          1,352          --
                                                      ------------  ------------
Shareholders' equity:
     Common stock ...................................      40,393        40,290
     Accumulated deficit ............................     (16,459)      (14,052)
                                                      ------------  ------------
          Total shareholders' equity ................      23,934        26,238
                                                      ------------  ------------
          Total liabilities and shareholders' equity.     $47,031       $55,482
                                                      ============  ============

  The accompanying notes are an integral part of these financial statements.

                   Integrated Packaging Assembly Corporation
                       Condensed Statement of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                        Three Months Ended
                                      -----------------------
                                      April 5,       March 31,
                                        1998           1997
                                       --------      --------
Revenues............................    $6,965        $5,575
Cost of revenues....................     8,415         6,495
                                      ---------     ---------
Gross profit (loss).................    (1,450)         (920)
                                      ---------     ---------
Operating expenses:
  Selling, general &
   administrative...................     1,057         1,080
  Research & development............       352           345
                                      ---------     ---------
     Total operating expenses.......     1,409         1,425
                                      ---------     ---------
Operating income (loss).............    (2,859)       (2,345)

Interest and other income ..........       909           384
Interest expense ...................      (456)         (512)
                                      ---------     ---------
Income (loss) before
 income taxes.......................    (2,406)       (2,473)
Provision for income taxes..........       --            --
                                      ---------     ---------
Net income (loss)...................   ($2,406)      ($2,473)
                                      =========     =========
Per share data:
  Net income (loss) per share:
     Basic..........................    ($0.17)       ($0.18)
                                      =========     =========
     Diluted........................    ($0.17)       ($0.18)
                                      =========     =========
  Number of shares used to compute
   per share data:
     Basic..........................    13,991        13,902
                                      =========     =========
     Diluted........................    13,991        13,902
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

                   Integrated Packaging Assembly Corporation
                       Condensed Statement of Cash Flows
                           Increase (Decrease) Cash
                                (In thousands)
                                 (Unaudited)

                                                            Three Months Ended
                                                          ----------------------
                                                           April 5,    March 31,
                                                             1998        1997
                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...............................................   ($2,406)    ($2,473)
  ADJUSTENTS:
    Depreciation and amortization........................     2,310       1,484
    Gain on sale of facilities, net .....................      (541)        --
    Changes in assets and liabilities:
      Accounts receivable................................        45       3,148
      Inventory..........................................    (1,111)        318
      Prepaid expenses and other assets..................      (268)       (422)
      Accounts payable...................................    (1,023)       (958)
      Accrued expenses and other liabilities.............      (249)        172
                                                          ----------  ----------
    Net cash provided by (used in)operating activities...    (3,243)      1,269
                                                          ----------  ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisition of property and equipment..................    (3,397)     (2,107)
  Proceeds from sale of facilities, net .................     7,312         --
                                                          ----------  ----------
    Net cash provided by (used in) investing activities..     3,915      (2,107)
                                                          ----------  ----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from revolving bank line .....................     2,000         --
  Payments under capital lease obligations...............      (490)       (435)
  Principal payments on note payable.....................    (1,167)     (7,422)
  Proceeds from note payable.............................       --        6,700
  Proceeds from issuance of Common Stock, net............        91         245
                                                          ----------  ----------
    Net cash provided by (used in) investing activities..       434        (912)
                                                          ----------  ----------
NET INCREASE (DECREASE) IN CASH..........................     1,106      (1,750)
Cash and cash equivalents at beginning of period.........     2,928      15,817
                                                          ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............    $4,034     $14,067
                                                          ==========  ==========
Supplemental disclosure of cash flow information
  Cash paid for interest ................................      $426       $486
                                                          =========   ==========

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

        The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

        The results of operations for the quarter ended April 5, 1998 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 1998.


NOTE 2.   BALANCE SHEET COMPONENTS
              (In thousands)


                                     April 5,    December 31,
                                       1998         1997
                                   -----------   -----------
Inventory
   Raw materials                       $3,207        $2,176
   Work in process                        241           161
                                   -----------   -----------
                                       $3,448        $2,337
                                   ===========   ===========



NOTE 3.   INCOME TAXES:

        No provision or benefit for income taxes was recorded for the three months ended April 5, 1998 and March 31, 1997, as the Company operated at a loss.

NOTE 4.   NET INCOME (LOSS) PER SHARE:

        The Company adopted Statement of Financial Accounting Standards No.128, "Earnings Per Share" ("SFAS 128") during the fourth quarter of 1997. All prior-period earnings per share data has been restated in accordance with SFAS 128. Net income (loss) per basic and diluted share for the quarters ended April 5, 1998 and March 31, 1997 was computed using the weighted average number of common shares outstanding during the period but excluded the dilutive potential common shares from assumed conversions because of their anti-dilutive effect. Dilutive potential common shares include outstanding stock options and warrants using the treasury stock method. At April 5, 1998, there were 2,320,00 options and warrants outstanding to purchase common stock at a weighted average price of $1.50 per share. At March 31, 1997, there were 1,412,000 options and warrants outstanding to purchase common stock at a weighted average price of $4.01 per share.

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


Overview

        As a result of a reduction in orders from the Company's customers, the Company has had significant excess production capacity since the first quarter of 1997. The reduction in revenues and underutilization of capacity and resultant underabsorption of fixed costs resulted in operating losses which have continued into 1998. As a result of the operating losses and cost of capital additions, the Company believes that in addition to existing cash balances, it will need additional financing in the second quarter of 1998 to meet its projected working capital and other cash requirements through 1998. The Report of Independent Accountants included in the Company's 1997 Annual Report on Form 10-K contains a going concern statement.

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

        The Company's business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and, at various times, has been subject to significant economic downturns and characterized by reduced product demand, rapid erosion of average selling prices and excess production capacity. In addition, the markets for integrated circuits are characterized by rapid technological change, evolving industry standards, intense competition and fluctuations in end-user demand. Since the Company' s business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any future downturn in the semiconductor industry is expected to have an adverse effect on the Company's business, financial condition
and results of operations.   In this regard, since late 1996, the
Company's results of operations have been materially adversely affected by reduced orders from several major customers in the PC graphics segment of the semiconductor industry.

        Since 1996, the Company has experienced a decline in the average selling prices for its services and expects that average selling prices for its services may decline in the future, principally due to intense competitive conditions. A decline in average selling prices of the Company's services, if not offset by reductions in the cost of performing those services, would decrease the Company's gross margins and could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to reduce its cost per unit.

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


Revenues

        The Company recognizes revenues upon shipment of products to its customers. Revenues for the three month period ended April 5, 1998 and March 31, 1997, were $7.0 million and $5.6 million, respectively. The increase in revenues in the 1998 period is primarily due to increased orders offset in part by a reduction in average selling prices.

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


Gross Profit

        Cost of revenues includes materials, labor, depreciation and
overhead costs associated with semiconductor packaging.   Gross profit
for the three month period ended April 5, 1998 consisted of a $1.5 million loss compared to $0.9 million loss in the comparable period ended March 31, 1997. Gross profit as a percentage of revenues, or gross margin, was a negative 20.8% for the quarter ended April 5, 1998 compared to a negative 16.5% for the same quarter of 1997. This decline in gross profit was primarily the result of lower average selling prices, caused by package mix and industry competition, and higher costs for depreciation, labor and manufacturing overhead and low capacity utilization.

        Depreciation for certain of the Company's machinery and equipment acquired prior to 1997 is calculated using the units of production method, in which depreciation is calculated based upon the units produced in a given period divided by the estimate of total units to be produced over its life following commencement of use. Such estimates are reassessed periodically when facts and circumstances suggest a revision may be necessary. In all cases, the asset will be depreciated by the end of its estimated five or six year life so that each quarter the equipment is subject to certain minimum levels of depreciation. Assets acquired beginning in 1997 are depreciated using the straight line method. The Company expects depreciation in 1998 to be a greater percentage of revenues than in 1997 due to the higher amounts of investment in equipment and higher depreciation rates. Depreciation and amortization was $2.3 million in the quarter ended April 5, 1998, compared to $1.5 million in the quarter ended March 31, 1997.


Selling, General and Administrative

        Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations,
legal, and accounting costs.   Selling, general and administrative
expenses decreased 2.1% to $1,057,000 for the three month period ended April 5, 1998 versus $1,080,000 in the comparable period in 1997. This decrease was due primarily to a leveling off in administration and the Company's sales and customer service functions.

        As a percentage of revenues, selling, general and administrative expenses decreased from 19.4% for the first quarter of 1997 to 15.2% in the first quarter of 1998. The decrease in such expenses as a percentage of revenues is primarily due to the higher revenue level in 1998.


Research and Development

        Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses increased 2.0% to $352,000 for the three month period ended April 5, 1998 from $345,000 in the comparable period in 1997.

        As a percentage of revenues, research and development expenses decreased from 6.2% in the first quarter of 1997 to 5.0% in the first quarter of 1998. The decrease in such expense as a percentage of revenues reflect the higher revenue level in 1998 and containment of the absolute level of research and development expenses.


Interest and Other Income (Expense)

        Net interest and other income is primarily comprised of interest expense on equipment financing, offset by interest earnings from investments in cash equivalents and short term investments. For the quarter ended April 5, 1998, interest and other income included a gain of $700,000 from the sale of the land and building not occupied by the Company. See "Liquidity and Capital Resources." As a result, interest and other income resulted in net other income of $453,000 for the three month period ended April 5, 1998 compared to net other expense of $128,000 for the comparable period in the prior fiscal year. Interest expense decreased to $456,000 for the three month period ended April 5, 1998 compared to $512,000 for the comparable period in the prior fiscal year. This decrease was the result of the decreased level of long term debt used to acquire property and equipment. Interest income decreased by $153,000 due to a reduction in monies invested.

Provision for Income Taxes

        The Company did not record a provision for income tax for the three months ended April 5, 1998 and the quarter ended March 31, 1997 as the Company operated at a loss.

Liquidity and Capital Resources

        During the three months ended April 5, 1998, the Company's net cash used in operations was $3.2 million. Net cash used in operations was comprised primarily of a net loss of $2.4 million partially offset by $2.3 million of non-cash charges for depreciation and amortization and a net decrease in working capital items of $2.6 million. The net decrease in working capital items primarily reflected a $1.1 million increase in inventories and $1.0 million reduction in accounts payable. As of April 5, 1998, the Company had cash and cash equivalents of $4.0 million.

        The Company had capital expenditures of $3.4 million during the
first three months of 1998.   The capital expenditures were incurred
primarily for the purchase of production equipment and improvements to
the Company's facilities.   The Company expects to spend approximately
$7 million on capital expenditures during the remainder of 1998 for the acquisition of production equipment, primarily related to the Company's new products, and for equipment to enable the Company to perform its own plating operations. Most of the Company's production equipment has been funded either through capital leases or term loans secured by production equipment. The Company acquired $3.7 million and $4.0 million of production equipment through capital leases in 1993 and 1994 respectively, which leases expire from December 1997 to January 1999. The production equipment acquired in 1995 and 1996 was funded through several term loans. The Company borrowed $4.9 million and $9.8 million on such term loans in 1995 and 1996, respectively. During the third quarter of 1997, the Company borrowed $3.5 million on such term loans for the purchase of production equipment.

        In 1997, 1996 and 1995, the Company entered into borrowing facilities with a number of lenders, allowing the Company to finance 70% to 80% of the cost of collateralized machinery and equipment. Borrowings under these facilities accrued interest at rates ranging from 7.75% to 14.0% with terms ranging from 36 to 48 months. The Company borrowed an aggregate of $3.5 million, $9.8 million and $4.9 million through these facilities in 1997, 1996 and 1995, respectively. At April 5, 1998, the aggregate principal amount outstanding under all equipment loans was $11.0 million. Certain of the credit facilities require the Company to maintain certain financial covenants including minimum tangible net worth, a ratio of total liabilities to tangible net worth, and quarterly revenues and quarterly income before interest, taxes, depreciation and amortization (EBITDA). At April 5, 1998, the Company was in compliance with such covenants.

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

        In December 1997, the Company entered into a line of credit agreement with a bank which provides, through December 1998, for borrowings up to the lesser of $5,000,000 or 80% of eligible accounts receivable. At April 5, 1998, $2,000,000 was outstanding under this line
of credit.   Borrowings under the line of credit accrue interest at the bank's prime rate (8.5% at December 31, 1997) plus 1.25% and are collateralized by the assets of the Company. The agreement requires the Company to maintain certain financial covenants, including a liquidity ratio, minimum tangible net worth, maximum debt to tangible net worth, quarterly profitability and prohibits the Company from the payment of dividends without prior approval by the bank. At April 5, 1998, the Company was in compliance with such covenants.

        On January 20, 1998, the Company completed the sale of its facilities, which consists of land and two buildings with a total of 138,336 square feet of building space, and agreed to lease back the 82,290 square foot building that it occupies. Net proceeds from the sale were $7.3 million, net of the elimination of $6.6 million of mortgage debt, fees, commissions and closing costs. The results for the first quarter of 1998, include a gain of $700,000 from the sale of the land and building not occupied by the Company. The remaining gain of approximately $1,400,000 will be amortized as a reduction of lease expense over the initial ten year term of the lease for the building that the Company occupies.

        The Company currently expects to spend up to $7 million for production equipment and facilities improvements during the remainder of 1998. The Company currently plans to borrow approximately $7 million through equipment secured borrowings to finance 1998 expenditures. However, the Company currently does not have commitments with respect to such financing and there can be no assurance that such financing will be available on terms acceptable to the Company, if at all. Further, it is unlikely that the Company will be able to secure substantial additional equipment financing prior to an infusion of equity capital.

        The Company is currently seeking additional financing in the second quarter of 1998 to fund its operations, to address its working capital needs and to provide funding for capital expenditures. There can be no assurances, however, that financing will be available on terms acceptable to the Company, if at all. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders will be diluted and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. If adequate funds are not available on acceptable terms, the Company's business, financial condition and results of operations would be materially adversely effected. In such event, the Company would be required to substantially curtail its operations and reorganize its current indebtedness. Although the Company is pursuing additional equity and debt financing, there can be no assurance that such financing will be obtained.

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

        The semiconductor industry is comprised of different market segments based on device type and the end use of the device.
Accordingly, within the semiconductor industry, demand for production in a particular segment may be subject to more significant fluctuations than other segments. If any of the Company's significant customers are in a segment which has experienced adverse market conditions, there would be an adverse effect on the Company's business, financial condition and operating results. In this regard, the Company has experienced a significant decline in orders since 1996 which the Company attributes in part to reduced demand for semiconductors manufactured by certain of the Company's customers that serve, in particular, the personal computer market. There can be no assurance that this reduced demand, or the general economic conditions underlying such demand, will not continue to
adversely affect the Company's results of operations.   Furthermore,
there can be no assurance that any such continuation or expansion of this reduced demand will not result in an additional and significant decline in the demand for the products produced by the Company's customers and a corresponding material adverse impact on the Company's business, operating results and financial condition.

        In addition, the Company has been substantially dependent on a relatively small number of customers within the semiconductor industry. The high concentration of business with a limited number of customers has adversely affected the Company's operating results, when business volume dropped substantially for several customers. There can be no assurance that such customers or any other customers will continue to place orders with the Company in the future at the same levels as in prior periods. The loss of one or more of the Company's customers, or reduced orders by any of its key customers, would adversely affect the Company's business, financial condition and results of operations.

Management of Operations;  New Management Team

        The Company's Chief Executive Officer and President recently joined the Company in April 1997 and became President and CEO in July, 1997. Several of the Company's other executive officers have joined the Company since then. The Company's ability to increase its revenues and return to profitability will depend upon the ability of new management to improve the Company's manufacturing operations and to attract new customers and to increase orders from existing customers. In order to manage its business, the Company must improve its existing operational, financial and management systems, continue to implement additional operating and financial controls and hire and train additional personnel. Any failure to improve the Company's operational, financial and management systems could have a material adverse effect on the Company's business, financial condition and results of operations. Because the Company's expense levels are based on anticipated future revenue levels and are relatively fixed in nature, if the Company's revenues do not increase significantly, the Company's operating results will continue to be materially adversely affected as evidenced by the Company's results during the first three months of 1998.


Underutilization of Manufacturing Capacity; High Fixed Costs

        The Company has made substantial investments in expanding its manufacturing capacity during its operating history, in anticipation of increased future business. Since early 1997, the Company has incurred net losses as revenues dropped substantially, while overhead and fixed costs increased, with the result that there was substantial underutilized manufacturing capacity. The Company continues to operate with significant underutilized capacity. There can be no assurance that the Company will receive orders from new or existing customers that will enable it to utilize such manufacturing capacity in a timely manner.
The Company's inability to generate the additional revenues necessary to more fully utilize its capacity has had and will continue to have a material adverse effect on the Company's business, financial condition and results of operations.


Product Quality and Reliability; Production Yields

        The semiconductor packaging process is complex and product quality and reliability are subject to a wide variety of factors. Defective packaging can result from a number of factors, including the level of contaminants in the manufacturing environment, human error, equipment malfunction, errors in the design of equipment and related tooling, use of defective raw materials, defective plating services and inadequate sample testing. From time to time, the Company has experienced and expects to experience lower than anticipated production yields as a result of such factors. The Company has also experienced inefficiencies due to rework of subcontracted plating services which required the Company to reschedule planned new production and resulted in lower gross profit during such periods. The Company's failure to achieve high quality production or acceptable production yields would likely result in loss of customers, delays in shipments, increased costs, cancellation of orders and product returns for rework, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The decline in the level of orders is partially attributable to product quality issues experienced during 1996. The Company has taken actions to address these issues and believes that it has improved its production quality, however, there can be no assurance that production quality will continue to improve in the future.

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

        Since mid 1996, the Company has experienced a decline in the average selling prices for a number of its products. The Company expects that average selling prices for its products may continue to decline in the future, principally due to intense competitive conditions. A decline in average selling prices of the Company's products, if not offset by reductions in the cost of producing those products, would decrease the Company's gross margins and could materially and adversely affect the Company's business, financial condition and results of operations. There can by no assurance that the Company will be able to reduce its cost per unit.

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

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 27      Financial Data Schedule

         (b)     Reports on Form 8-K

                 Sale of Facilities, filed on January 30, 1998.

SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            Integrated Packaging Assembly Corporation


Date:   May 6, 1998         /s/   Alfred V. Larrenaga
                            ______________________________
                            Alfred V. Larrenaga
                            Executive Vice President and
                            Chief Financial Officer