Form 10-Q
period 1998-07-05
INTEGRATED PACKAGING ASSEMBLY CORP
filed 1998-08-17
CIK 924101

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 1998

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

Number of shares of common stock outstanding as of August 12, 1998: 14,087,940

                          TABLE OF CONTENTS

                                                                       Page
                                                                       ----
Part I.  Financial Information
         Item 1. Financial Statements
                 Condensed Balance Sheet .............................. 3
                 Condensed Statement of Operations .................... 4
                 Condensed Statement of Cash Flows .................... 5
                 Notes to Condensed Financial Statements .............. 6

         Item 2. Management's Discussion and Analysis of Financial
                         Condition and Results of Operations .......... 8

         Item 3. Quantitative and Qualitative
                         Disclosure about Market Risks................. 18

Part II. Other Information

         Item 4. Defaults Upon Senior Securities....................... 19

         Item 6. Exhibits and Reports on Form 8-K...................... 19

         Signatures ................................................... 20


Part I.  Financial Information
Item 1.  Financial Statements

                   Integrated Packaging Assembly Corporation
                            Condensed Balance Sheet
                                (In thousands)

                                                        July 5,     December 31,
                                                          1998          1997
                                                      ------------  ------------
                                                      (Unaudited)
Assets
Current assets:
  Cash and cash equivalents.......................        $2,969        $2,928
    Accounts receivable, net......................         2,920         3,096
    Inventory.....................................         2,946         2,337
    Prepaid expenses and other current assets.....           726           757
                                                     ------------  ------------
      Total current assets........................         9,561         9,118

Property and equipment, net.......................        15,575        46,127
Other assets......................................           258           237
                                                     ------------  ------------
      Total asset.................................       $25,394       $55,482
                                                     ============  ============


Liabilities and Shareholders' Equity
Current liabilities:
    Revolving bank line...........................        $2,000          $--
    Current portion of long term debt.............        14,271         6,548
    Accounts payable..............................         2,982         5,478
    Accrued expenses and other liabilities........         2,683         2,969
                                                     ------------  ------------
       Total current liabilities..................        21,936        14,995
                                                      ------------  ------------
Long term debt....................................           --         14,249
                                                     ------------  ------------
Deferred gain on sale of facilities...............         1,318           --
                                                     ------------  ------------
Shareholders' equity:
    Common Stock..................................        40,541        40,290
    Accumulated deficit...........................       (38,401)      (14,052)
                                                     ------------  ------------
       Total shareholders' equity.................         2,140        26,238
                                                     ------------  ------------
       Total liabilities and shareholders equity..       $25,394       $55,482
                                                     ============  ============

  The accompanying notes are an integral part of these financial statements.

                   Integrated Packaging Assembly Corporation
                       Condensed Statement of Operations
                     (In thousands, except per share data)
                                  (Unaudited)


                                       Three Months Ended      Six Months Ended
                                      -------------------    -------------------
                                       July 5,  June 30,      July 5,  June 30,
                                        1998      1997         1998      1997
                                      --------- ---------    --------- ---------
Revenues............................    $5,759    $3,953      $12,724    $9,528
Cost of revenues....................     7,901     5,039       16,316    11,534
                                      --------- ---------    --------- ---------
Gross profit (loss).................    (2,142)   (1,086)      (3,592)   (2,006)

Operating expenses:
  Selling, general & administrative.       976     1,380        2,033     2,460
  Research & development............       281       338          633       683
  Write down of impaired assets.....    18,200     3,000       18,200     3,000
                                      --------- ---------    --------- ---------
     Total operating expenses.......    19,457     4,718       20,866     6,143
                                      --------- ---------    --------- ---------
Operating income (loss).............   (21,599)   (5,804)     (24,458)   (8,149)
Interest & other income.............        52       258          961       642
Interest expense....................      (396)     (542)        (852)   (1,054)
                                      --------- ---------    --------- ---------
Income (loss) before  income taxes..   (21,943)   (6,088)     (24,349)   (8,561)
Provision for income taxes..........       --        --           --        --
                                      --------- ---------    --------- ---------
Net income (loss)...................  ($21,943)  ($6,088)    ($24,349)  ($8,561)
                                      ========= =========    ========= =========
Per share data:
  Net income (loss) per share
     Basic..........................    ($1.57)   ($0.44)      ($1.74)   ($0.62)
                                      ========= =========    ========= =========
     Diluted........................    ($1.57)   ($0.44)      ($1.74)   ($0.62)
                                      ========= =========    ========= =========
  Number of shares used to compute
   per share data
     Basic..........................    14,007    13,925       13,999    13,914
                                      ========= =========    ========= =========
     Diluted........................    14,007    13,925       13,999    13,914
                                      ========= =========    ========= =========

  The accompanying notes are an integral part of these financial statements.

                   Integrated Packaging Assembly Corporation
                       Condensed Statement of Cash Flows
                           Increase (Decrease) Cash
                                (In thousands)
                                 (Unaudited)

                                                             Six Months Ended
                                                          ----------------------
                                                           July 5,     June 30,
                                                             1998        1997
                                                          ----------  ----------
Cash flows from operating activities:
  Net income (loss)....................................... ($24,349)    ($8,561)
  Adjustments:
    Depreciation and amortization.........................    4,724       2,966
    Write down of impaired assets.........................   18,200       3,000
    Gain on sale of facilities, net ......................     (710)        --
    Changes in assets and liabilities:
      Accounts receivable.................................      176       4,519
      Inventory...........................................     (609)        353
      Prepaid expenses and other assets...................     (210)         10
      Accounts payable....................................   (2,496)        322
      Accrued expenses and other liabilities..............       (8)        763
                                                          ----------  ----------
    Net cash provided by (used in) operating activities...   (5,282)      3,372
                                                          ----------  ----------

Cash flows provided by (used in) investing activities:
  Acquisition of property and equipment...................   (1,086)     (6,457)
  Net investment in short term investments................      --        2,024
  Proceeds from sale of facilities, net ..................    7,312         --
                                                          ----------  ----------
    Net cash provided by (used in) investing activities...    6,226      (4,433)
                                                          ----------  ----------

Cash flows provided by (used in) financing activities:
  Proceeds from revolving bank line ......................    2,000         --
  Payments under capital lease obligations................     (984)       (884)
  Payments on note payable................................   (2,014)     (8,388)
  Proceeds from note payable..............................      --        6,700
  Proceeds from issuance of Common Stock, net.............       95         247
                                                          ----------  ----------
    Net cash provided by (used in) investing activities...     (903)     (2,325)
                                                          ----------  ----------
Net increase (decrease) in cash...........................       41      (3,386)
Cash and cash equivalents at beginning of period..........    2,928      15,817
                                                         ----------  ----------
Cash and cash equivalents at end of period................   $2,969     $12,431
                                                          ==========  ==========

Supplemental disclosure of noncash financing activities
  Acquisition of equipment under capital leases...........   $3,139        $--
  Issuance of warrants in conjunction with capital lease..     $132        $--
                                                          ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                 INTEGRATED PACKAGING ASSEMBLY CORPORATION
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                    (In thousands except per share data)
                               (Unaudited)


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

        The results of operations for the three and six month periods ended July 5, 1998 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 1998.

NOTE 2.    NOTES PAYABLE AND CAPITAL LEASES:

        At the end of the second quarter of 1998, the Company ceased making scheduled repayments of its debt balances outstanding relating to its Bank Term Note Payable, Equipment Notes Payable and Line of Credit as well as its capital leases. The Company is in the process of attempting to renegotiate payment terms related to these debt instruments with the respective parties. Certain of these debt facilities require that the Company maintain certain financial covenants. At July 5, 1998, the Company was out of compliance with certain of these covenants. As a result of the covenant noncompliance and failure to make scheduled repayments, the entire balance due, $14,271, has been classified as a current liability at July 5, 1998. The amount reclassified to current effective July 5, 1998, was $8,352.

NOTE 2.   BALANCE SHEET COMPONENTS
              (In thousands)


                                     July 5,     December 31,
                                      1998          1997
                                   -----------   -----------
Inventory
   Raw materials                       $2,715        $2,176
   Work in process                        231           161
                                   -----------   -----------
                                       $2,946        $2,337
                                   ===========   ===========


NOTE 4.   INCOME TAXES:

        No provision or benefit for income taxes was recorded for the three and six month periods ended July 5, 1998 and June 30, 1997, as the Company operated at a loss.

NOTE 5.   NET INCOME (LOSS) PER SHARE:

        The Company adopted Statement of Financial Accounting Standards No.128, "Earnings Per Share" ("SFAS 128") during the fourth quarter of 1997. All prior-period earnings per share data have been restated in accordance with SFAS 128. Net income (loss) per basic and diluted share for the three and six month periods ended July 5, 1998 and June 30, 1997 was computed using the weighted average number of common shares outstanding during the period but excluded the dilutive potential common shares from assumed conversions because of their anti-dilutive effect. Dilutive potential common shares include outstanding stock options and warrants using the treasury stock method. At July 5, 1998, there were 2,402 options and warrants outstanding to purchase common stock at a weighted average price of $0.84 per share. At June 30, 1997, there were 1,158 options and warrants outstanding to purchase common stock at a weighted average price of $2.14 per share.

NOTE 6.   EQUIPMENT IMPAIRMENT CHARGE:

        In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 requires that long-lived assets held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of an asset will not be recovered through expected future cash flows (undiscounted and before interest) from use of the asset. The amount of impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

        During the second quarter of 1998, the Company recorded charges related to the impairment of its manufacturing equipment of $18.2 million. These adjustments related to recording reserves against the carrying value of manufacturing equipment. The impairment is a result of continued adverse conditions in the semiconductor industry, and historical as well as forecasted manufacturing equipment underutilization, resulting in the fact that the manufacturing equipment will not be fully recovered. The fair value of manufacturing equipment was based upon an independent estimate of fair values.

NOTE 7.   RECENTLY ISSUED ACCOUNTING STANDARD:

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133 are not expected to have a material effect on the Company's financial statements. The standard is effective for the Company in fiscal 2000.

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

Overview

        As a result of a reduction in orders from the Company's customers, the Company has had significant excess production capacity since the first quarter of 1997. The reduction in revenues and underutilization of capacity and resultant underabsorption of fixed costs resulted in operating losses that have continued into 1998. At the end of the second quarter of 1998, the Company ceased making scheduled repayments of its debt balances outstanding relating to its Bank Term Note Payable, Equipment Notes Payable and Line of Credit as well as its capital leases. The Company is in the process of attempting to renegotiate payment terms
related to these debt instruments with the respective parties.   As a
result of the operating losses and cost of capital additions, the Company will need additional financing in the third quarter of 1998 to meet its projected working capital and other cash requirements through 1998. The Report of Independent Accountants included in the Company's 1997 Annual Report on Form 10-K contains a going concern statement.

        The Company's operating results are affected by a wide variety of factors that have in the past and could in the future materially and adversely affect revenues, gross profit and operating income. These factors include the short-term nature of its customers' commitments, timing and volume of orders relative to the Company's production capacity, long lead times for the manufacturing equipment required by the Company, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, lack of a meaningful backlog, effectiveness in managing production processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company's average selling prices and changes in economic conditions. Unfavorable changes in any of the above factors have in the past and may in the future adversely affect the Company's business, financial condition and results of operations.

        The Company's business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and, at various times, has been subject to significant economic downturns and characterized by reduced product demand, rapid erosion of average selling prices and excess production capacity. In addition, rapid technological change, evolving industry standards, intense competition and fluctuations in end-user demand characterize the markets for integrated circuits. Since the Company's business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any future downturn in the semiconductor industry is expected to have an adverse effect on the Company's business, financial condition and results
of operations.   In this regard, since late 1996, the Company's results
of operations have been materially adversely affected by reduced orders from several major customers in the PC graphics segment of the semiconductor industry.

        During the second quarter of 1998, the Company recorded charges related to the impairment of its manufacturing equipment of $18.2 million. These adjustments related to recording reserves against the carrying value of manufacturing equipment. The impairment is a result of continued adverse conditions in the semiconductor industry, and historical as well as forecasted manufacturing equipment underutilization, resulting in the fact that the manufacturing equipment will not be fully recovered. The fair value of manufacturing equipment was based upon an independent estimate of fair values. Therefore, reserves have been been recorded for the difference between net carrying value at historical costs and estimates of fair market value of the assets.

        Since 1996, the Company has experienced a decline in the average selling prices for its services and expects that average-selling prices for its services will decline in the future, principally due to intense competitive conditions. A decline in average selling prices of the Company's services, if not offset by reductions in the cost of performing those services, would decrease the Company's gross margins and materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to reduce its cost per unit.

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

Revenues

        The Company recognizes revenues upon shipment of products to its customers. Revenues for the three month and six month periods ended July 5, 1998, were $5.8 million and $12.7 million, respectively, compared with $4.0 million and $9.5 million, respectively, for the comparable periods in the prior fiscal year. The increases in revenues in the 1998 periods are primarily due to increased orders offset in part by a reduction in average selling prices due to mix and a decline in selling prices.

        A substantial portion of the Company's net revenues in each quarter results from shipments during the last month of that quarter, and for that reason, among others, the Company's revenues are subject to significant quarterly fluctuations. In addition, the Company establishes its targeted expenditure levels based on expected revenues. If anticipated orders and shipments in any quarter do not occur when expected, expenditure levels could be disproportionately high and the Company's operating results for that quarter would be materially adversely affected.

Gross Profit

        Cost of revenues includes materials, labor, depreciation and
overhead costs associated with semiconductor packaging.   Gross profit
for the three and six month periods ended July 5, 1998, consisted of losses of $2.1 million and $3.6 million, respectively, compared with losses of $1.1 million and $2.0 million, respectively, for comparable
periods in the prior fiscal year.   Gross profit as a percentage of
revenues was a negative 37.2% for the three months ended July 5, 1998, compared to negative 27.5% for the same period of 1997. Gross profit was a negative 28.2% for the six months ended July 5, 1998, compared to negative 21.1% for the same period in 1997. These declines in gross profit were primarily the result of lower average selling price, caused by package mix and industry competition, and higher costs for depreciation, labor and manufacturing overhead and low capacity utilization.

        Depreciation for certain of the Company's machinery and equipment acquired prior to 1997 is calculated using the units of production method, in which depreciation is calculated based upon the units produced in a given period divided by the estimate of total units to be produced over its life following commencement of use. Such estimates are reassessed periodically when facts and circumstances suggest a revision may be necessary. In all cases, the asset will be depreciated by the end of its estimated five or six year life so that each quarter the equipment is subject to certain minimum levels of depreciation. Assets acquired beginning in 1997 are depreciated using the straight-line method. Depreciation and amortization was $2.4 million and $4.7 million for the three month and six month periods ended July 5, 1998, compared to $1.5 million and $3.0 million for the same periods in 1997. The Company expects depreciation expense to substantially decrease during the remainder of 1998, as a result of the write down of impaired assets recorded during the second quarter of 1998.

Selling, General and Administrative

        Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal, and accounting costs. Selling, general and administrative expenses decreased 29% to $1.0 million and 17% to $2.0 million for the three and six month periods ended July 5, 1998, respectively, over the comparable periods of 1997. These decreases were due primarily to reduced spending in administration and the Company's sales and customer service functions.

        As a percentage of revenues, selling, general and administrative expenses decreased from 34.9% for the second quarter of 1997 to 17.0% in the second quarter of 1998 and from 25.8% for the first six months of 1997 to 16.0% for the comparable period in 1998. The decreases in such expenses as a percentage of revenues were primarily due to the higher revenue level in 1998.

Research and Development

        Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses decreased 16.9% to $281,000 and 7.3% to $633,000 for the three and six month periods ended July 5, 1998, respectively, over the comparable periods in 1997. These decreases are due to reduced spending.

        As a percentage of revenues, research and development expenses decreased from 8.6% in the second quarter of 1997 to 4.9% in the second quarter of 1998, and from 7.2% for the first six months of fiscal 1997 to 5.0% for the comparable periods in 1998. The decreases in such expense as a percentage of revenues reflect the higher revenue level in 1998 and containment of the absolute level of research and development expenses.

Write Down of Impaired Assets

        During the second quarter of 1998, the Company recorded charges related to the impairment of its manufacturing equipment of $18.2 million. These adjustments related to recording reserves against the carrying value of manufacturing equipment. The impairment is a result of continued adverse conditions in the semiconductor industry, and historical as well as forecasted manufacturing equipment underutilization, resulting in the fact that the manufacturing equipment will not be fully recovered. The fair value of manufacturing equipment was based upon an independent estimate of fair values. Therefore, reserves have been recorded for the difference between net carrying value at historical costs and estimates of fair market value of the assets.

        For the quarter ended June 30, 1997, the Company took a $3 million charge for impaired assets. This charge included a $2.4 million reserve related to equipment used for the production of certain products with limited future demand, and a $500,000 reserve for the cancellation of purchase orders for equipment which the Company has determined to be surplus in relation to current demand.

Interest and Other Income (Expense)

        Net interest and other income are primarily comprised of interest expense on equipment financing, offset by interest earnings from investments in cash equivalents and short-term investments. Interest and other income resulted in net other expense of $320,000 for the three months ended July 5, 1998 and net other income of $133,000 for the six months ended July 5, 1998, compared to net other expense of $284,000 and $412,000 for the three month and six month periods ended June 30 1997, respectively. For the six months ended July 5, 1998, interest and other income included a gain of $700,000 from the sale of the land and building not occupied by the Company. See "Liquidity and Capital Resources". The increase in net other expense is due to an increased level of borrowing and a reduction in monies invested.

Provision for Income Taxes

        The Company did not record a provision for income tax for the three and six month periods ended July 5, 1998 and June 30, 1997 as the Company operated at a loss.

Liquidity and Capital Resources

        During the six months ended July 5, 1998, the Company's net cash used in operations was $5.3 million. Net cash used in operations was comprised primarily of a net loss of $24.3 million, partially offset by $4.7 million of non-cash charges for depreciation and amortization and write down of impaired assets of $18.2 million and a net decrease in working capital items of $3.1 million. The net decrease in working capital items primarily reflected a $0.6 million increase in inventories and $2.5 million reduction in accounts payable. As of July 5, 1998, the Company had cash and cash equivalents of $3.0 million.

        The Company had capital expenditures of $4.2 million, including $3.1 million under a capital lease, during the first six months of 1998. The capital expenditures were incurred primarily for the purchase of
production equipment and improvements to the Company's facilities.   The
Company expects to spend approximately $1 million on capital expenditures during the remainder of 1998 for the acquisition of production equipment, primarily related to the Company's new products, and for equipment to enable the Company to perform its own plating operations. Most of the Company's production equipment has been funded either through capital leases or term loans secured by production equipment. The Company acquired $3.7 million and $4.0 million of production equipment through capital leases in 1993 and 1994 respectively, which leases expire from December 1997 to January 1999. The production equipment acquired in 1995 and 1996 was funded through several term loans. The Company borrowed $4.9 million and $9.8 million on such term loans in 1995 and 1996, respectively. During the third quarter of 1997, the Company borrowed $3.5 million on such term loans for the purchase of production equipment.

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

        In December 1997, the Company entered into a line of credit agreement with a bank that provides, through December 1998, for borrowings up to the lesser of $5,000,000 or 80% of eligible accounts receivable. At July 5, 1998, $2,000,000 was outstanding under this line
of credit.   Borrowings under the line of credit accrue interest at the bank's prime rate (8.5% at December 31, 1997) plus 1.25% and are collateralized by the assets of the Company. The agreement requires the Company to maintain certain financial covenants, including a liquidity ratio, minimum tangible net worth, maximum debt to tangible net worth, quarterly profitability and prohibits the Company from the payment of dividends without prior approval by the bank. At July 5, 1998, the Company was not in compliance with such covenants.

        On January 20, 1998, the Company completed the sale of its facilities, which consists of land and two buildings with a total of 138,336 square feet of building space, and agreed to lease back the 82,290 square foot building that it occupies. Net proceeds from the sale were $7.3 million, net of the elimination of $6.6 million of mortgage debt, fees, commissions and closing costs. The results for the first quarter of 1998 include a gain of $700,000 from the sale of the land and building not occupied by the Company. The remaining gain of approximately $1,400,000 will be amortized as a reduction of lease expense over the initial ten year term of the lease for the building that the Company occupies.

        During the six months ended July 5, 1998, the Company utilized $900,000 in financing activities. This resulted primarily from proceeds from a revolving line of credit for $2.0 million, offset by payments of notes payable and capital leases of $2.0 million and $1.0 million, respectively.

        In June 1998, the Company entered in a capital lease for approximately $3.1 million of production equipment. The lease expires in 2002. In conjunction with the lease, the Company issued warrants to purchase 171,428 shares of common stock at $1.31 per share and are exercisable for seven years. The warrants were valued at $132,000 using a Black-Scholes valuation model.

        At July 5, 1998, the aggregate principal amount outstanding under all equipment loans was $14.3 million. Certain of the credit facilities require the Company to maintain certain financial covenants including minimum tangible net worth, a ratio of total liabilities to tangible net worth, and quarterly revenues and quarterly income before interest, taxes, depreciation and amortization (EBITDA). At July 5, 1998, the Company was not in compliance with such covenants.

        At the end of the second quarter of 1998, the Company ceased making scheduled repayments of its debt balances outstanding relating to its Bank Term Note Payable, Equipment Notes Payable and Line of Credit as well as its capital leases. The Company is in the process of attempting to renegotiate payments terms related to these debt instruments with the respective parties. Certain of these debt facilities require that the Company maintain certain financial covenants. At July 5, 1998, the Company was out of compliance with certain of these covenants. As a result of the covenant noncompliance and failure to make scheduled repayments, the entire balance due, $14.3 million, has been classified as a current liability at July 5, 1998. The amount reclassified to current effective July 5, 1998, was $8.4 million.

        The Company is currently seeking additional financing in the third quarter of 1998 to fund its operations, to address its working capital needs and to provide funding for capital expenditures. There can be no assurances, however, that financing will be available on terms acceptable to the Company, if at all. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders will be substantially diluted and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. If adequate funds are not available on acceptable terms, the Company's business, financial condition and results of operations would be materially adversely affected. In such event, the Company would be required to substantially curtail, cease or liquidate its operations and reorganize its indebtedness. Although the Company is pursuing additional equity and debt financing, there can be no assurance that such financing will be obtained. The Company is also evaluating the possible sale or merger of the Company, but there can be no assurance that such a transaction can be completed on terms acceptable to the Company, if at all.

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

Default Upon Senior Securities; Need for Financing; Risks of Bankruptcy

        At the end of the second quarter of 1998, the Company ceased making scheduled repayments of its debt balances outstanding relating to its Bank Term Note Payable, Equipment Notes Payable and Line of Credit as well as its capital leases. The Company is in the process of attempting to renegotiate payments terms related to these debt instruments with the respective parties. Certain of these debt facilities require that the Company maintain certain financial covenants. At July 5, 1998, the Company was out of compliance with certain of these covenants. As a result of the covenant noncompliance and failure to make scheduled repayments, the entire balance due, $14.3 million, has been classified as a current liability at July 5, 1998. The amount reclassified to current effective July 5, 1998, was $8.4 million.

        The Company is currently seeking additional financing in the third quarter of 1998 to fund its operations, to address its working capital needs and to provide funding for capital expenditures. There can be no assurances, however, that financing will be available on terms acceptable to the Company, if at all. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders will be substantially diluted and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. If adequate funds are not available on acceptable terms, the Company's business, financial condition and results of operations would be materially adversely affected. In such event, the Company would be required to substantially curtail, cease or liquidate its operations and reorganize its indebtedness. Although the Company is pursuing additional equity and debt financing, there can be no assurance that such financing will be obtained. The Company is also evaluating the possible sale or merger of the Company, but there can be no assurance that such a transaction can be completed on terms acceptable to the Company, if at all.

Delisting of Common Stock on Nasdaq National Market

        In June 1998, the Company was notified by The Nasdaq Stock Market that its Common Stock did not comply with Nasdaq's $1.00 minimum bid price requirement and that the Company had ninety (90) days to demonstrate compliance with such requirement. The Company requested an extension of the compliance period, but Nasdaq recently denied the request. Accordingly, unless the closing bid price of the Company's Common Stock is equal to or greater than $1.00 for ten (10) consecutive trading days ending on or prior to September 14, 1998, the Company's Common Stock will be delisted at the opening of business on September 16, 1998. In addition, after the $18.2 million write down of impaired assets in the second quarter of 1998, the Company has net tangible assets of $2.1 million, which is below Nasdaq's minimum maintenance requirements of $4.0 million. If the Company's Common Stock is delisted, there will be an adverse affect on the ability of investors to obtain quotations for the Common Stock, the bid-ask spread for the Common Stock will likely increase and the trading volume in the Company's Common Stock could be adversely affected.

Dependence on the Semiconductor Industry; Customer Concentration

        The Company's business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and, at various times, has been subject to significant economic downturns and characterized by reduced product demand, rapid erosion of average selling prices and production over capacity. In addition, rapid technological change, evolving industry standards, intense competition and fluctuations in end user demand characterize the markets for integrated circuits. Because the Company's business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any downturn in the semiconductor industry is expected to have an adverse effect on the Company's business, financial condition and results of
operations.   For example, delays or rescheduling of orders due to a
downturn or anticipated downturn in the semiconductor industry have in the past and could in the future have a material adverse effect on the Company's business, operating results and financial condition.

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

        In addition, the Company has been substantially dependent on a relatively small number of customers within the semiconductor industry. The high concentration of business with a limited number of customers has adversely affected the Company's operating results, when business volume dropped substantially for several customers. There can be no assurance that such customers or any other customers will continue to place orders with the Company in the future at the same levels as in prior periods. The Company's need for additional financing, and the uncertainty as to whether such financing can be obtained, has adversely affected the Company's ability to obtain new customers. The loss of one or more of the Company's customers, or reduced orders by any of its key customers, would adversely affect the Company's business, financial condition and results of operations.

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

Product Quality and Reliability; Production Yields

        The semiconductor packaging process is complex and product quality and reliability are subject to a wide variety of factors. Defective packaging can result from a number of factors, including the level of contaminants in the manufacturing environment, human error, equipment malfunction, errors in the design of equipment and related tooling, use of defective raw materials, defective plating services and inadequate sample testing. From time to time, the Company has experienced and expects to experience lower than anticipated production yields as a result of such factors. The Company has also experienced inefficiencies due to rework of subcontracted plating services which required the Company to reschedule planned new production and resulted in lower gross profit during such periods. The Company's failure to achieve high quality production or acceptable production yields would likely result in loss of customers, delays in shipments, increased costs, cancellation of orders and product returns for rework, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that it has improved its production quality, however, there can be no assurance that production quality will continue to improve in the future.

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

       Since mid 1996, the Company has experienced a decline in the average selling prices for a number of its products. The Company expects that average-selling prices for its products will continue to decline in the future, principally due to intense competitive conditions. A decline in average selling prices of the Company's products, if not offset by reductions in the cost of producing those products, would decrease the Company's gross margins and materially and adversely affect the Company's business, financial condition and results of operations. There can by no assurance that the Company will be able to reduce its cost per unit.

Design and Engineering of New Products

        The Company believes that its competitive position depends substantially on its ability to design new semiconductor packages in high demand and to develop manufacturing capabilities for such products.
These products include Ball Grid Array (BGA) packages, Chip Scale
Packages (CSP), and Thin Quad Flat Pack (TQFP) packages.   The Company
plans to continue to make investments in the development and design of such packages, and to develop its expertise and capacity to manufacture
such products in large volumes.   There can be no assurance that the
Company will be able to utilize such new designs or be able to utilize such manufacturing capacity in a timely manner, that the cost of such development will not exceed management's current estimates or that such capacity will not exceed the demand for the Company's services. In addition, the allocation of Company resources into such development costs will continue to increase the Company's operating expenses and fixed costs. The Company's inability to generate the additional revenues necessary to make use of such developments and investments would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Management of Operations; New Management Team

        The Company's Chief Executive Officer and President joined the Company in April 1997 and became President and CEO in July 1997. Several of the Company's other executive officers have joined the Company since then. The Company's ability to increase its revenues and return to profitability will depend upon the ability of new management to improve the Company's manufacturing operations and to attract new customers and to increase orders from existing customers. In order to manage its business, the Company must improve its existing operational, financial and management systems continue to implement additional operating and financial controls and hire and train additional personnel. Any failure to improve the Company's operational, financial and management systems could have a material adverse effect on the Company's business, financial condition and results of operations. Because the Company's expense levels are based on anticipated future revenue levels and are relatively fixed in nature, if the Company's revenues do not increase significantly, the Company's operating results will continue to be materially adversely affected as evidenced by the Company's results during the first six months of 1998.

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

Year 2000 Issue

        There is a risk to the Company from unforeseen problems related to the "Year 2000 issue." The "Year 2000" issue arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When Year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date related computations or could process them incorrectly. The Company has completed an assessment of its information systems and does not anticipate any internal material Year 2000 issues from its own information systems, databases or programs. Certain software packages are currently being upgraded to compliant versions. The costs incurred to date and expected to be incurred in the future are not material to the Company's financial condition or results of operations.

        The Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors, and financial organizations with which the Company interacts. The Company is in the process of determining the impact those parties that are not Year 2000 compliant may have on the operations of the Company. Non-compliance by any of the Company's major distributors, suppliers, customer's vendors, or financial organizations could result in business disruptions that could have a material adverse affect on the Company's results of operations, liquidity and financial condition. The Company plans on developing a contingency plan once it has completed its assessment of significant party compliance. The contingency plan will be developed to minimize the Company's exposure to work slowdowns or business disruptions and any adverse affects on the Company's results of operations. The contingency plan should be completed by the end of 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosure

        Interest Rate Risk - The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio is generally comprised of municipal government securities that mature within one year. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company's investment portfolio, the Company does not expect any material loss with respect to its investment portfolio.

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

Part II        OTHER INFORMATION

Item 4. Default Upon Senior Securities

       At the end of the second quarter of 1998, the Company ceased making scheduled repayments of its debt balances outstanding relating to its Bank Term Note Payable, Equipment Notes Payable and Line of Credit as well as its capital leases. The Company is in the process of attempting to renegotiate payments terms related to these debt instruments with the respective parties. Certain of these debt facilities require that the Company maintain certain financial covenants. At July 5, 1998, the Company was out of compliance with certain of these covenants. As a result of the covenant noncompliance and failure to make scheduled repayments, the entire balance due, $14.3 million, has been classified as a current liability at July 5, 1998. The amount reclassified to current effective July 5, 1998, was $8.4 million.


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




                                 Integrated Packaging Assembly Corporation



Date:   August 13, 1998          /s/   Alfred V. Larrenaga
                                 ______________________________
                                 Alfred V. Larrenaga
                                 Executive Vice President and
                                 Chief Financial Officer