Form 10-Q
period 1998-10-04
INTEGRATED PACKAGING ASSEMBLY CORP
filed 1998-11-17
CIK 924101

UNITED STATES
                     SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C. 20549
                     --------------------------------

                                 FORM 10-Q

(Mark One)
[  X  ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 1998

                                         OR

[     ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________


Commission file number:  0-27712

                 -----------------------------------------
                 INTEGRATED PACKAGING ASSEMBLY CORPORATION
          (Exact name of registrant as specified in its charter)


           Delaware                                 77-0309372
(State or other jurisdiction           (I.R.S. Employer Identification No.)
       of incorporation)

     2221 Old Oakland Road
     San Jose, California                            95131-1402
(Address of principal executive offices)             (Zip Code)

                               (408) 321-3600
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes      X       No
                            ----------      ----------

Number of shares of common stock outstanding as of November 16, 1998:
14,088,419

TABLE OF CONTENTS

Part I.  Financial Information

         Item 1.  Financial Statements
                  Condensed Balance Sheet .................................3
                  Condensed Statement of Operations .......................4
                  Condensed Statement of Cash Flows .......................5
                  Condensed to Condensed Financial Statements .............6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .....................8

         Item 3.  Quantitative and Qualitative
                  Disclosure about Market Risks ...........................18

Part II. Other Information

         Item 1.  Legal Proceedings .......................................19

         Item 4.  Defaults Upon Senior Securities .........................19

         Item 6.  Exhibits and Reports on Form 8-K ........................19

         Signatures .......................................................20

Part I.      Financial Information
Item 1.      Financial Statements

                  Integrated Packaging Assembly Corporation
                           Condensed Balance Sheet
                               (In thousands)
                                 (Unaudited)

                                                       Oct 4,      Dec 31,
                                                        1998         1997
                                                    ------------ ------------
                                                    (Unaudited)
Assets
   Current assets:
      Cash and cash equivalents                              $6       $2,928
      Accounts receivable, net                            3,403        3,096
      Inventory                                           2,331        2,337
      Prepaid expenses and other current assets           1,018          757
                                                    ------------ ------------
         Total current assets                             6,758        9,118

   Property and equipment, net                           14,730       46,127
   Other assets                                             207          237
                                                    ------------ ------------
         Total assets                                   $21,695      $55,482
                                                    ============ ============
Liabilities and Shareholders' Equity
   Current liabilities:
      Revolving bank line                                $2,135          $--
      Current portion of long term debt                  12,844        6,548
      Accounts payable                                    2,878        5,478
      Accrued expenses and other liabilities              2,984        2,969
                                                    ------------ ------------
         Total current liabilities                       20,841       14,995
                                                    ------------ ------------
   Long term debt                                            --       14,249
                                                    ------------ ------------
   Deferred gain on sale of facilities                    1,283           --
                                                    ------------ ------------
   Shareholders' equity (deficit):
      Common stock                                       40,610       40,290
      Accumulated earnings (deficit)                    (41,039)     (14,052)
                                                    ------------ ------------
         Total shareholders' equity                        (429)      26,238
                                                    ------------ ------------
         Total liabilities and shareholders' equity     $21,695      $55,482
                                                    ============ ============

The accompanying notes are an integral part of these financial statements.

                   Integrated Packaging Assembly Corporation
                       Condensed Statement of Operations
                                 (In thousands)
                                  (Unaudited)

                                       Three Months Ended    Nine Months Ended
                                     --------------------- ---------------------
                                       Oct 4,    Sept 28,    Oct 4,    Sept 28,
                                        1998       1997       1998       1997
                                     ---------- ---------- ---------- ----------
Revenues                                $5,816     $4,214    $18,539    $13,742
Cost of revenues                         6,930      5,458     23,245     16,992
                                     ---------- ---------- ---------- ----------
Gross profit (loss)                     (1,114)    (1,244)    (4,706)    (3,250)
                                     ---------- ---------- ---------- ----------
Operating expenses:
   Selling, general & administrative     1,047      1,357      3,080      3,817
   Research & development                  272        332        905      1,015
   Write down of impaired assets            --         --     18,200      3,000
                                     ---------- ---------- ---------- ----------
      Total operating expenses           1,319      1,689     22,185      7,832
                                     ---------- ---------- ---------- ----------
Operating income (loss)                 (2,433)    (2,933)   (26,891)   (11,082)
Interest & other income (expense)         (204)      (338)       (96)      (750)
                                     ---------- ---------- ---------- ----------
Income (loss) before income taxes       (2,637)    (3,271)   (26,987)   (11,832)
Provision for income taxes                  --         --         --         --
                                     ---------- ---------- ---------- ----------
Net income (loss)                      ($2,637)   ($3,271)  ($26,987)  ($11,832)
                                     ========== ========== ========== ==========

Per share data:
   Net income (loss) per share
      Basic                             ($0.19)    ($0.23)    ($1.92)    ($0.85)
                                     ========== ========== ========== ==========
      Diluted                           ($0.19)    ($0.23)    ($1.92)    ($0.85)
                                     ========== ========== ========== ==========
   Number of shares used to compute
   per share data
      Basic                             14,088     13,954     14,029     13,927
                                     ========== ========== ========== ==========
      Diluted                           14,088     13,954     14,029     13,927
                                     ========== ========== ========== ==========

The accompanying notes are an integral part of these financial statements.

                   Integrated Packaging Assembly Corporation
                       Condensed Statement of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                            Nine Months Ended
                                                          ---------------------
                                                            Oct 4,    Sept 28,
                                                             1998       1997
                                                          ---------- ----------
Cash flows from Operating Activities:
   Net income (loss)                                       ($26,987)  ($11,832)

   Adjustments:
      Depreciation and amortization                           5,855      4,422
      Write down of impaired assets                          18,200      3,000
      Gain on sale of facilities, net                          (792)        --
      Changes in assets and liabilities:
         Accounts receivable                                   (307)     3,279
         Inventory                                                6        (33)
         Prepaid expenses and other assets                     (435)      (398)
         Accounts payable                                    (2,600)      (136)
         Accrued expenses and other liabilities                 701        138
                                                          ---------- ----------
      Net cash provided by (used in) operating activities    (6,359)    (1,560)
                                                          ---------- ----------
Cash flows provided by (used in) investing activities:
   Acquisition of property and equipment                     (1,289)    (8,491)
   Net investment in short term investments                      --        721
   Proceeds from sale of facilities, net                      7,312         --
                                                          ---------- ----------
      Net cash provided by (used in) investing activities     6,023     (7,770)
                                                          ---------- ----------
Cash flows provided by (used in) financing activities:
   Proceeds from revolving bank line                          2,135         --
   Payments under capital lease obligations                    (976)    (1,351)
   Payments on note payable                                  (3,897)    (9,368)
   Proceeds from note payable                                    --     10,200
   Proceeds from issuance of common stock, net                  152        348
                                                          ---------- ----------
      Net cash provided by (used in) financing activities    (2,586)      (171)
                                                          ---------- ----------
Net increase (decrease) in cash                              (2,922)    (9,501)
Cash and cash equivalents at beginning of period              2,928     15,817
                                                          ---------- ----------
Cash and cash equivalents at end of period                       $6     $6,316
                                                          ========== ==========

Supplemental disclosure of non-cash financing activities
   Acquisition of equipment under capital leases             $3,139        $--
   Cash paid for interest                                      $132        $94

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

     The results of operations for the three and nine month periods ended October 4, 1998 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 1998.

NOTE 2.   NOTES PAYABLE AND CAPITAL LEASES:

     At the end of the second quarter of 1998, the Company ceased making scheduled repayments of its debt balances outstanding relating to its Bank Term Note Payable, Equipment Notes Payable and Line of Credit as well as its capital leases. The Company is in the process of attempting to renegotiate payment terms related to these debt instruments with the respective parties. Certain of these debt facilities require that the Company maintain certain financial covenants. Since July 5, 1998, the Company was out of compliance with certain of these covenants. As a result of the covenant noncompliance and failure to make scheduled repayments, the entire balance due, $12,844, has been classified as a current liability.

NOTE 2.   BALANCE SHEET COMPONENTS:
          (In thousands)

                         Oct 4,      Dec 31,
                          1998         1997
                      ------------ ------------
   Inventory
      Raw materials        $2,133       $2,176
      Work in process         198          161
                      ------------ ------------
                           $2,331       $2,337
                      ============ ============



NOTE 4.   INCOME TAXES:

     No provision or benefit for income taxes was recorded for the three and nine month periods ended October 4, 1998 and September 28, 1997, as the Company operated at a loss.

NOTE 5.   NET INCOME (LOSS) PER SHARE:

     The Company adopted Statement of Financial Accounting Standards No.128, "Earnings Per Share" ("SFAS 128") during the fourth quarter of 1997. All prior-period earnings per share data have been restated in accordance with SFAS
128. Net income (loss) per basic and diluted share for the three and nine month periods ended October 4, 1998 and September 28, 1997 was computed using the weighted average number of common shares outstanding during the period but excluded the dilutive potential common shares from assumed conversions because of their anti-dilutive effect. Dilutive potential common shares include outstanding stock options and warrants using the treasury stock method. At October 4, 1998, there were 2,517 options and warrants outstanding to purchase common stock at a weighted average price of $0.77 per share. At September 28, 1997, there were 2,148 options and warrants outstanding to purchase common stock at a weighted average price of $0.88 per share.

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

     During the second quarter of 1998, the Company recorded charges related to the impairment of its manufacturing equipment of $18.2 million. These adjustments related to recording reserves against the carrying value of manufacturing equipment. The impairment is a result of continued adverse conditions in the semiconductor industry, and historical as well as forecasted manufacturing equipment underutilization, resulting in the fact that the value of the manufacturing equipment will not be fully recovered. The fair value of manufacturing equipment was based upon an independent estimate of fair values.

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

Overview

     As a result of a reduction in orders from the Company's customers, the Company has had significant excess production capacity since the first quarter of 1997. The reduction in revenues and underutilization of capacity and resultant underabsorption of fixed costs resulted in operating losses that have continued throughout 1998. At the end of the second quarter of 1998, the Company ceased making scheduled repayments of its debt balances outstanding relating to its Bank Term Note Payable, Equipment Notes Payable and Line of Credit as well as its capital leases. The Company is in the process of attempting to renegotiate payment terms related to these debt instruments with
the respective parties.   As a result of the operating losses and cost of
capital additions, the Company is currently seeking immediate additional financing which is required in the fourth quarter of 1998 to meet its projected working capital and other cash requirements. The Report of Independent Accountants included in the Company's 1997 Annual Report on Form 10-K contains a going concern statement.

     The Company's operating results are affected by a wide variety of factors that have in the past and could in the future materially and adversely affect revenues, gross profit and operating income. These factors include the Company's ability to secure additional financing, the short-term nature of its customers' commitments, timing and volume of orders relative to the Company's production capacity, long lead times for the manufacturing equipment required by the Company, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, lack of a meaningful backlog, effectiveness in managing production processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company's average selling prices and changes in economic conditions. Unfavorable changes in any of the above factors have in the past and may in the future adversely affect the Company's business, financial condition and results of operations.

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

     During the second quarter of 1998, the Company recorded charges related to the impairment of its manufacturing equipment of $18.2 million. These adjustments related to recording reserves against the carrying value of manufacturing equipment. The impairment is a result of continued adverse conditions in the semiconductor industry, and historical as well as forecasted manufacturing equipment underutilization, resulting in the fact that the value of the manufacturing equipment will not be fully recovered. The fair value of manufacturing equipment was based upon an independent estimate of fair values. Therefore, reserves have been recorded for the difference between net carrying value at historical costs and estimates of fair market value of the assets.

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

Revenues

     The Company recognizes revenues upon shipment of products to its customers. Revenues for the three month and nine month periods ended October 4, 1998, were $5.8 million and $18.5 million, respectively, compared with $4.2 million and $13.7 million, respectively, for the comparable periods in the prior fiscal year. The increases in revenues in the 1998 periods are primarily due to increased orders offset in part by a reduction in average selling prices due to mix and a decline in selling prices.

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

Gross Profit

     Cost of revenues includes materials, labor, depreciation and overhead
costs associated with semiconductor packaging.   Gross profit for the three and
nine month periods ended October 4, 1998, consisted of losses of $1.1 million and $4.7 million, respectively, compared with losses of $1.2 million and $3.3
million, respectively, for comparable periods in the prior fiscal year.   Gross
profit as a percentage of revenues was a negative 19.2% for the three months ended October 4, 1998, compared to negative 29.5% for the same period of 1997. Gross profit was a negative 25.4% for the nine months ended October 4, 1998, compared to negative 23.7% for the same period in 1997. These declines in gross profit were primarily the result of lower average selling prices, caused by package mix and industry competition, and higher costs for depreciation, labor and manufacturing overhead and low capacity utilization.

     Depreciation for certain of the Company's machinery and equipment acquired prior to 1997 is calculated using the units of production method, in which depreciation is calculated based upon the units produced in a given period divided by the estimate of total units to be produced over its life following commencement of use. Such estimates are reassessed periodically when facts and circumstances suggest a revision may be necessary. In all cases, the asset will be depreciated by the end of its estimated five or six year life so that each quarter the equipment is subject to certain minimum levels of depreciation. Assets acquired beginning in 1997 are depreciated using the straight-line method. Depreciation and amortization was $1.1 million and $5.9 million for the three month and nine month periods ended October 4, 1998, respectively, compared to $1.4 million and $4.4 million, respectively, for the same periods in 1997. Depreciation expense decreased substantially during the third quarter of 1998, as a result of the write down of impaired assets recorded during the second quarter of 1998.

Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal, and accounting costs. Selling, general and administrative expenses decreased 23% to $1.0 million and 19% to $3.1 million for the three and nine month periods ended October 4, 1998, respectively, over the comparable periods of 1997. These decreases were due primarily to reduced spending in administration and the Company's sales and customer service functions.

     As a percentage of revenues, selling, general and administrative expenses decreased from 32.2% for the third quarter of 1997 to 18.0% in the third quarter of 1998 and from 27.8% for the first nine months of 1997 to 16.6% for the comparable period in 1998. The decreases in such expenses as a percentage of revenues were primarily due to the higher revenue level in 1998.

Research and Development

     Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses decreased 18.4% to $272,000 and 10.8% to $905,000 for the three and nine month periods ended October 4, 1998, respectively, over the comparable periods in 1997. These decreases are due to reduced spending.

     As a percentage of revenues, research and development expenses decreased from 7.9% in the third quarter of 1997 to 4.7% in the third quarter of 1998, and from 7.4% for the first nine months of fiscal 1997 to 4.9% for the comparable period in 1998. The decreases in such expense as a percentage of revenues reflect the higher revenue level in 1998 and containment of the absolute level of research and development expenses.

Write Down of Impaired Assets

     During the second quarter of 1998, the Company recorded charges related to the impairment of its manufacturing equipment of $18.2 million. These adjustments related to recording reserves against the carrying value of manufacturing equipment. The impairment is a result of continued adverse conditions in the semiconductor industry, and historical as well as forecasted manufacturing equipment underutilization, resulting in the fact that the value of the manufacturing equipment will not be fully recovered. The fair value of manufacturing equipment was based upon an independent estimate of fair values. Therefore, reserves have been recorded for the difference between net carrying value at historical costs and estimates of fair market value of the assets.

     For the quarter ended June 30, 1997, the Company took a $3 million charge for impaired assets. This charge included a $2.4 million reserve related to equipment used for the production of certain products with limited future demand, and a $500,000 reserve for the cancellation of purchase orders for equipment which the Company has determined to be surplus in relation to current demand.

Interest and Other Income (Expense)

     Net interest and other income are primarily comprised of interest expense on equipment financing, offset by interest earnings from investments in cash equivalents and short-term investments. Interest and other income resulted in net other expense of $204,000 for the three months ended October 4, 1998 and net other income of $96,000 for the nine months ended October 4, 1998, compared to net other expense of $338,000 and $750,000 for the three month and nine month periods ended September 28, 1997, respectively. For the nine months ended October 4, 1998, interest and other income included a gain of $700,000 from the sale of the land and building not occupied by the Company. See "Liquidity and Capital Resources". The increase in net other expense is due to an increased level of borrowing and a reduction in monies invested.

Provision for Income Taxes

     The Company did not record a provision for income tax for the three and nine month periods ended October 4, 1998 and September 28, 1997 as the Company operated at a loss.

Liquidity and Capital Resources

     During the nine months ended October 4, 1998, the Company's net cash used in operations was $6.4 million. Net cash used in operations was comprised primarily of a net loss of $27.0 million, partially offset by $5.9 million of non-cash charges for depreciation and amortization and write down of impaired assets of $18.2 million and a net decrease in working capital items of $3.4 million. The net decrease in working capital items primarily reflected a $2.6 million reduction in accounts payable and the reclassification of long-term debt to current liabilities as a result of the covenant non-compliance and the failure to make scheduled payments, as discussed previously. As of October 4, 1998, the Company had cash and cash equivalents of $6,000.

     The Company had capital expenditures of $4.4 million, including $3.1
million under a capital lease, during the first nine months of 1998.   The
capital expenditures were incurred primarily for the purchase of production
equipment and improvements to the Company's facilities.   The Company expects
to spend approximately $0.1 million on capital expenditures during the remainder of 1998 for the acquisition of equipment. Most of the Company's production equipment has been funded either through capital leases or term loans secured by production equipment. The Company acquired $3.7 million and $4.0 million of production equipment through capital leases in 1993 and 1994 respectively, which leases expire from December 1997 to January 1999. The production equipment acquired in 1995 and 1996 was funded through several term loans. The Company borrowed $4.9 million and $9.8 million on such term loans in 1995 and 1996, respectively. During the third quarter of 1997, the Company borrowed $3.5 million on such term loans for the purchase of production equipment.

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

     In December 1997, the Company entered into a line of credit agreement with a bank that provides, through December 1998, for borrowings up to the lesser of $5,000,000 or 80% of eligible accounts receivable. At October 4,
1998, $2,135,000 was outstanding under this line of credit.   Borrowings under
the line of credit accrue interest at the bank's prime rate (8.5% at December 31, 1997) plus 1.25% and are collateralized by the assets of the Company. The agreement requires the Company to maintain certain financial covenants, including a liquidity ratio, minimum tangible net worth, maximum debt to tangible net worth, quarterly profitability and prohibits the Company from the payment of dividends without prior approval by the bank. Since July 5, 1998, the Company has not been in compliance with such covenants.

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

     During the nine months ended October 4, 1998, the Company utilized $2.6 million in financing activities. This resulted primarily from proceeds from a revolving line of credit for $2.1 million, offset by payments of notes payable and capital leases of $2.0 million and $1.0 million, respectively.

     In June 1998, the Company entered in a capital lease for approximately $3.1 million of production equipment. The lease expires in 2002. In conjunction with the lease, the Company issued warrants to purchase 171,428 shares of common stock at $1.31 per share and are exercisable for seven years. The warrants were valued at $132,000 using a Black-Scholes valuation model.

     At October 4, 1998, the aggregate principal amount outstanding under all equipment loans was $12.8 million. Certain of the credit facilities require the Company to maintain certain financial covenants including minimum tangible net worth, a ratio of total liabilities to tangible net worth, and quarterly revenues and quarterly income before interest, taxes, depreciation and amortization (EBITDA). At October 4, 1998, the Company was not in compliance with such covenants.

     At the end of the second quarter of 1998, the Company ceased making scheduled repayments of its debt balances outstanding relating to its Bank Term Note Payable, Equipment Notes Payable and Line of Credit as well as its capital leases. The Company is in the process of attempting to renegotiate payments terms related to these debt instruments with the respective parties. Certain of these debt facilities require that the Company maintain certain financial covenants. At October 4, 1998, the Company was out of compliance with certain of these covenants. As a result of the covenant noncompliance and failure to make scheduled repayments, the entire balance due, $12.8 million, has been classified as a current liability at October 4, 1998.

     In October 1998, the Company entered into an accounts receivable factoring agreement with its bank that replaced its bank line of credit. The agreement provides, through October 1999, for borrowings up to the lesser of $2.8 million or 80% of eligible accounts receivable. The bank charges fees of 2%, increasing to 2.5 % effective December 1, 1998, of each invoice factored.

      The Company is currently seeking immediate additional financing which is required in the fourth quarter of 1998 to fund its operations, to address its capital expenditures. There can be no assurances, however, that financing will be available on terms acceptable to the Company, if at all. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders will be substantially diluted and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. If adequate funds are not available on acceptable terms, the Company's business, financial condition and results of operations would be materially adversely affected. In such event, the Company would be required to substantially curtail, cease or liquidate its operations and reorganize its indebtedness. Although the Company is pursuing additional equity and debt financing, there can be no assurance that such financing will be obtained. The Company is also evaluating the possible sale or merger of the Company, but there can be no assurance that such a transaction can be completed on terms acceptable to the Company, if at all.

CERTAIN FACTORS AFFECTING OPERATING RESULTS

     The Company's operating results are affected by a wide variety of factors that could materially and adversely affect revenues, gross profit, operating income and liquidity. These factors include the Company's ability to secure additional financing, the short term nature of its customers' commitments, the timing and volume of orders relative to the Company's production capacity, long lead times for the manufacturing equipment required by the Company, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, lack of a meaningful backlog, effectiveness in managing production processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company's average selling prices and changes in economic conditions. The occurrence or continuation of unfavorable changes in any of the above factors would adversely affect the Company's business, financial condition and results of operations. In addition, the following factors pose risks to the Company:

Default Upon Senior Securities; Need for Immediate Financing; Risks of
Bankruptcy

     At the end of the second quarter of 1998, the Company ceased making scheduled repayments of its debt balances outstanding relating to its Bank Term Note Payable, Equipment Notes Payable and Line of Credit as well as its capital leases. The Company is in the process of attempting to renegotiate payments terms related to these debt instruments with the respective parties. Certain of these debt facilities require that the Company maintain certain financial covenants. At October 4, 1998, the Company was out of compliance with certain of these covenants. As a result of the covenant noncompliance and failure to make scheduled repayments, the entire balance due, $12.8 million, has been classified as a current liability at October 4, 1998.

     The Company is currently seeking immediate additional financing which is required in the fourth quarter of 1998 to fund its operations, to address its working capital needs and to provide funding for capital expenditures. There can be no assurances, however, that financing will be available on terms acceptable to the Company, if at all. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders will be substantially diluted and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. If adequate funds are not available on acceptable terms, the Company's business, financial condition and results of operations would be materially adversely affected. In such event, the Company would be required to substantially curtail, cease or liquidate its operations and reorganize its indebtedness. Although the Company is pursuing additional equity and debt financing, there can be no assurance that such financing will be obtained. The Company is also evaluating the possible sale or merger of the Company, but there can be no assurance that such a transaction can be completed on terms acceptable to the Company, if at all.

Delisting of Common Stock on Nasdaq National Market

     In June 1998, the Company was notified by The Nasdaq Stock Market that its Common Stock did not comply with Nasdaq's $1.00 minimum bid price requirement and that the Company's Common Stock would be delisted. The Company requested and was granted a hearing, which was held on November 13, 1998. All action regarding delisting has been stayed pending the results of the hearing. On November 13, 1998, the Company presented its case to the NASDAQ panel. The Company was informed that it would be notified within thirty (30) days of the outcome of the hearing, which could include immediate delisting. If the Company's Common Stock is delisted, there will be an adverse effect on the ability of investors to obtain quotations for the Common Stock, the bid-ask spread for the Common Stock will likely increase and the trading volume in the Company's Common Stock could be adversely affected.

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

     Since mid-1996, the Company has experienced a decline in the average selling prices for a number of its products. The Company expects that average selling prices for its products will continue to decline in the future, principally due to intense competitive conditions. A decline in average selling prices of the Company's products, if not offset by reductions in the cost of producing those products, would decrease the Company's gross margins and materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to reduce its cost per unit.

Design and Engineering of New Products

     The Company believes that its competitive position depends substantially on its ability to design new semiconductor packages in high demand and to develop manufacturing capabilities for such products. These products include Ball Grid Array (BGA) packages, Chip Scale Packages (CSP), and Thin Quad Flat
Pack (TQFP) packages.   The Company plans to continue to make investments in
the development and design of such packages, and to develop its expertise and
capacity to manufacture such products.   There can be no assurance that the
Company will be able to utilize such new designs or be able to utilize such manufacturing capacity in a timely manner, that the cost of such development will not exceed management's current estimates or that such capacity will not exceed the demand for the Company's services. In addition, the allocation of

Company resources into such development costs will continue to increase the Company's operating expenses and fixed costs. The Company's inability to generate the additional revenues necessary to make use of such developments and investments would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Management of Operations; New Management Team

     The Company's Chief Executive Officer and President joined the Company in April 1997 and became President and CEO in July 1997. Several of the Company's other executive officers have joined the Company since then. The Company's ability to increase its revenues and return to profitability will depend upon the ability of new management to improve the Company's manufacturing operations and to attract new customers and to increase orders from existing customers.
In order to manage its business, the Company must improve its existing operational, financial and management systems, continue to implement additional operating and financial controls and hire and train additional personnel. Any failure to improve the Company's operational, financial and management systems could have a material adverse effect on the Company's business, financial condition and results of operations. Because the Company's expense levels are based on anticipated future revenue levels and are relatively fixed in nature the Company's operating results will continue to be materially adversely affected if the Company's revenues do not increase significantly, as evidenced by the Company's results during the first nine months of 1998.

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

Year 2000 Issue

     There is a risk to the Company from unforeseen problems related to the "Year 2000 issue." The "Year 2000" issue arises because most computer systems and programs were designed to handle only a two digit year, not a four digit year. When Year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date related computations or could process them incorrectly. The Company has completed an assessment of its information systems and does not anticipate any internal material Year 2000 issues from its own information systems, databases or programs. Certain software packages are currently being upgraded to compliant versions. The costs incurred to date and expected to be incurred in the future are not material to the Company's financial condition or results of operations.

     The Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors, and financial organizations with which the Company interacts. The Company is in the process of determining the impact those parties that are not Year 2000 compliant may have on the operations of the Company. Non-compliance by any of the Company's major distributors, suppliers, customers, vendors, or financial organizations could result in business disruptions that could have a material adverse affect on the Company's results of operations, liquidity and financial condition. The Company plans on developing a contingency plan once it has completed its assessment of significant external compliance. The contingency plan will be developed to minimize the Company's exposure to work slowdowns or business disruptions and any adverse affects on the Company's results of operations.
The contingency plan should be completed by the end of 1998.

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

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

     On October 13, 1998, Comerica Bank commenced an action against the Company in Superior Court, Santa Clara County, California (Case #CV 777252). Comerica seeks monetary damages of approximately $2,000,000 and recovery of leased personal property. The Company has agreed to stipulate to the entry of a Writ of Possession and Comerica Bank has agreed to forbear execution of the Writ until on or after December 8, 1998.

     On September 22, 1998, Heller Financial, Inc. commenced an action against the Company in Superior Court, Santa Clara County, California (Case #CV 776830). Heller Financial, Inc. seeks monetary damages of approximately $1,050,000 and recovery of leased personal property. The Company has agreed to stipulate to the entry of a Writ of Possession and Heller Financial, Inc. has agreed to forbear execution of the Writ until on or after December 4, 1998.

     On September 28, 1998, The CIT Group/Equipment Financing, Inc. commenced an action against the Company in Superior Court, Santa Clara County, California (Case #CV 776836). The CIT Group/Equipment Financing, Inc. seeks monetary damages of approximately $1,250,000 and recovery of leased personal property.
A hearing on the Plaintiff's Application for Writ of Possession is currently set for November 24, 1998.

     The Company does not have any defense against these actions. An adverse outcome in any of the actions would have a material adverse effect on the Company and if the Company cannot obtain further extensions from all of these Plaintiffs, it will be forced to seek protection under the bankruptcy laws.

Item 4.   Default Upon Senior Securities

     At the end of the second quarter of 1998, the Company ceased making scheduled repayments of its debt balances outstanding relating to its Bank Term Note Payable, Equipment Notes Payable and Line of Credit as well as its capital leases. The Company is in the process of attempting to renegotiate payments terms related to these debt instruments with the respective parties. Certain of these debt facilities require that the Company maintain certain financial covenants. At October 4, 1998, the Company was out of compliance with certain of these covenants. As a result of the covenant noncompliance and failure to make scheduled repayments, the entire balance due, $12.8 million, has been classified as a current liability at October 4, 1998.

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




                                    Integrated Packaging Assembly Corporation


Date: November 16, 1998             /s/   Alfred V. Larrenaga
                                    ______________________________
                                    Alfred V. Larrenaga
                                    Executive Vice President
                                    and Chief Financial Officer