Form 10-K
period 1998-12-31
INTEGRATED PACKAGING ASSEMBLY CORP
filed 1999-03-10
CIK 924101

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------
                                 Form 10-K
(Mark One)
[ x ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934.

                 For the fiscal year ended December 31, 1998

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934.

                 For the transition period from         to
                                                -------    -----
                        Commission File Number 0-27712

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                            77-03090372
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification Number)

2221 Old Oakland Road
San Jose, California                                95131-1402
(Address of principal executive offices)            (Zip Code)

      Registrant's telephone number including area code: (408) 321-3600 Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, .001 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ x ] NO [   ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

     The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company as of March 5, 1999, was approximately $1,164,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock outstanding as of March 5, 1999 was 14,142,642.

                   DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                             TABLE OF CONTENTS

                                                                      Page
Part I

    Item 1.   Business...............................................   3
    Item 2.   Properties.............................................  11
    Item 3.   Legal Proceedings......................................  11
    Item 4.   Submission of Matters to a Vote of Security Holders....  12

Part II

    Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters....................................  13
    Item 6.   Selected Financial Data................................  14
    Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................  15
    Item 7a.  Quantitative and Qualitative Disclosures About Market
              Risk...................................................  23
    Item 8.   Financial Statements and Supplemental Data.............  24
    Item 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure....................  48

Part III

    Item 10.  Directors and Executive Officers of the Registrant.....  49
    Item 11.  Executive Compensation.................................  49
    Item 12.  Security Ownership of Certain Beneficial Owners and
              Management.............................................  49
    Item 13.  Certain Relationships and Related Transactions.........  49

Part IV

    Item 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K............................................  49

SIGNATURES...........................................................  52


                                     PART I
                                     ------

    This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors set forth herein.

Item 1.  Business
-----------------

     Integrated Packaging Assembly Corporation ("IPAC") is a leading independent North American semiconductor packaging foundry. The Company receives wafers from its customers and assembles each integrated circuit in a protective plastic package. The Company's packaging facilities are located in San Jose, California in close proximity to its customers and the end-users of its customers' products. Due to intense competitive pressures in the electronics industry, semiconductor companies are faced with increasingly shorter product life cycles and therefore have a need to reduce the time it takes to bring a product to market. The Company believes that its close proximity to its customers promotes quicker turnaround design, prototype production and final product delivery to its North American customers, compared to its principal competitors which are primarily located in Asia.

Manufacturing

Semiconductor Packaging Services

     The Company has focused on packages designed for assembly using Surface Mount Technology ("SMT") in which leads on integrated circuits are soldered to the surface of the printed circuit board. Within the SMT market, the Company focuses on high pin-count packages, such as Quad Flat Packages ("QFPs") and Thin Quad Flat Packages ("TQFPs"). The Company offers twelve different QFP and TQFP families with body sizes ranging from 7x7 mm to 32x32 mm, and with the number of leads available in certain package families ranging from 44 to 376 leads. Integrated circuits packaged by the Company are used in the following applications: personal computers, modems, disk drives, automobiles, cameras and telecommunications, among others. The Company also offers a limited number of packages for emerging packaging technologies, such as Ball Grid
Array ("BGA") packages. Since inception, QFPs and TQFPs have accounted for substantially all of the Company's packaging revenues.

     Packaging involves several manufacturing operations, which are highly automated to facilitate high volume production. The assembly process begins with the mounting of a finished, tested wafer onto a carrier. After a dicing saw cuts the wafer into individual die, the cut wafer is moved to a die bonder which picks each good die off the wafer and bonds it to a lead frame with epoxy resin. A lead frame is a miniature sheet of metal, generally made of copper with selective silver plating on which the pattern of input/output (I/0) leads has been cut. Next, very fine (typically 0.001 inches in diameter) gold wires are connected to the die and the leads through the use of automated machines known as wire bonders. These wire leads provide the electrical path necessary for the device to function. Each die is then encapsulated in a plastic casing and marked. The leads protruding from the finished casing are then plated with a tin and lead composition to permit the leads to be connected to the printed circuit board. At the end of the packaging process, the leads are trimmed and formed into requisite shapes. After this packaging process is complete, the devices undergo final inspection and are prepared for shipment.

     The Company has expended substantial resources to significantly expand its production capacity since inception. The Company shipped approximately
1.6 million devices in 1994, approximately 10.5 million devices in 1995, approximately 18.1 million devices in 1996, approximately 11.9 million devices in 1997 and approximately 19.8 million devices in 1998. Since the fourth quarter of 1996, the Company has had available manufacturing capacity. The Company's manufacturing capacity utilization is a function of the mix of different package types produced by the Company at any one time and the proportion of standard production runs compared to expedited production runs. Thus, as the Company shifts its production among different package types or allocates a different amount of available capacity to standard production runs, the rate of the Company's capacity utilization changes, at times significantly.

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

     The Company believes that its competitive position depends on its ability to have sufficient capacity to meet anticipated customer demand. Accordingly, although the Company currently has available manufacturing capacity, the Company will continue to selectively invest to expand such capacity, particularly through the acquisition of capital equipment, including equipment for new packages (e.g. BGA and CSP). There can be no assurance that the Company will be able to utilize such capacity, that the cost of such expansion will not exceed management's current estimates or that such capacity will not exceed the demand for the Company's services. In addition, expansion of the Company's manufacturing capacity will continue to significantly increase its fixed costs, and the future profitability of the Company will depend on its ability to utilize its manufacturing capacity in an effective manner. The Company's inability to generate the additional production volume necessary to fully utilize its capacity had a material adverse effect on its business, financial and results of operation during 1997 and 1998 and would continue to have a material adverse effect on the Company's future business, financial condition and results of operations.

     The semiconductor packaging business is capital intensive and requires a substantial amount of highly automated, expensive capital equipment which is manufactured by a limited number of suppliers, many of which are located in Asia or Europe. The Company's operations are significantly dependent upon the Company's ability to obtain capital equipment for its manufacturing operations in a timely manner. In this regard, the Company spent $4.6 million, including $3.1 million under a capital lease, in 1998 and expects to spend up to $3.0 million to purchase capital equipment in 1999. The Company currently purchases capital equipment from a limited group of suppliers including Dai-Ichi Seiko Co., Ltd., ESEC SA and Kaijo Corporation. The Company has no long term agreement with any such supplier and acquires such equipment on a purchase order basis. The market for capital equipment used in semiconductor packaging has at times been characterized by intense demand, limited supply and long delivery cycles. The Company's dependence on such equipment suppliers poses substantial risks. Should any of the Company's major suppliers be unable or unwilling to provide the Company with high quality capital equipment in amounts necessary to meet the Company's requirements, the Company would experience severe difficulty locating alternative suppliers in a timely fashion and its operations could be materially adversely affected. In this regard, in the second half of 1996, the Company experienced problems with the performance of certain capital equipment which resulted in manufacturing inefficiencies. These equipment problems had a material adverse effect on the Company's financial results in the fourth quarter of 1996. Any further problems with such capital equipment or any prolonged delay in equipment shipments by key suppliers or an inability to locate alternative equipment suppliers could have a material adverse effect on the Company's business, financial condition and results of operations and could result in damage to customer relationships. Moreover, increased levels of demand in the capital equipment market may cause an increase in the price of equipment, further lengthen delivery cycles and limit the ability of suppliers to adequately service equipment following delivery, any of which could have an adverse effect on the Company's business, financial condition or results of operations. In addition, adverse fluctuations in foreign currency exchange rates, particularly the Japanese yen, could result in increased prices for capital equipment purchased by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company currently outsources some of its electroplating of the copper leads protruding from the plastic moldings with a tin and lead composition from International Lead Frame Corporation, a subsidiary of Mitsui High-Tec, Inc., and Hytek Finishes, Inc. The Company has no long term agreement with either supplier and such services are provided on a purchase order basis.
From time to time, the Company's plating subcontractors have experienced significant manufacturing problems. There can be no assurance that the Company's subcontractors will not experience manufacturing problems in the future or that such problems will not result in increased costs or production delays which could have a material adverse effect on the Company's business, financial condition and results of operations. In 1998, the Company installed an advanced electroplating system at a leased facility in Milpitas, California, approximately 2 miles from the Company's main facility. The Company currently plates approximately 70% of its devices at this facility.

Quality Control

     The Company believes that total quality management is a vital component of customer satisfaction and internal productivity. The Company has established quality control systems, which are designed to maintain acceptable manufacturing yields at high volume production. The Company has also developed a sophisticated proprietary software program for material resource planning, shop floor control, work in process tracking, statistical process control and product costing. The Company obtained certification for its packaging operations pursuant to ISO 9002 in December 1996.

     As of December 31, 1998, the Company's quality control staff consisted of 10 engineers, technicians and other employees who monitor the Company's design and production processes in order to ensure high quality. These employees include line inspectors who work with members of the production staff to conduct examination, testing and fine-tuning of products during the production process. Quality control personnel are involved from initial design to production. The quality control staff also collects and analyzes data from various stages of the production process which is used by the Company for statistical process control.

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

     To date, the Company has been substantially dependent on a relatively small number of customers. Specifically, Atmel, Cirrus Logic and Ford accounted for 39%, 11%, and 11%, respectively, of the Company's revenues in 1998. Cirrus Logic, Intel Corporation and Atmel accounted for 17%, 16% and 14%, respectively, of the Company's revenues in 1997. Cirrus Logic, Tseng Laboratories, and Intel Corporation accounted for 32%, 17% and 14%, respectively, of the Company's revenues in 1996. The Company anticipates that significant customer concentration will continue, although the companies which constitute the Company's largest customers may change from period to period.

     All of the Company's customers operate in the cyclical semiconductor business and their order levels may vary significantly from period to period. In addition, there can be no assurance that such customers or any other customers will continue to place orders with the Company in the future at the same levels as in prior periods. In this regard, Ford recently announced that it will stop manufacturing the automotive components that the Company packages, by the end of 1999. As a result, the Company does not expect any significant revenue from Ford during the second half of 1999. There can be no assurance that adverse developments in the semiconductor industry will not adversely affect the Company's business, financial condition and results of operations. The loss of one or more of the Company's customers, or reduced orders by any of its key customers, would adversely affect the Company's business, financial condition and results of operations. The Company ships its products in accordance with customer purchase orders and upon receipt of semiconductor wafers from its customers. The Company generally ships products within one to seven days after receiving the customer's wafers, and, accordingly, the Company has not, to date, had a material backlog of orders. The Company expects that revenues in any quarter will be substantially dependent upon orders received in that quarter. The Company's expense levels are based in part on its expectations of future revenues and the Company may be unable to adjust costs in a timely manner to compensate for any revenue shortfall.

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

     Since mid-1996, the Company has experienced a decline in the average selling prices for a number of its products. The Company expects that average selling prices for its products will continue to decline in the future, principally due to intense competitive conditions. A decline in average selling prices of the Company's products, if not offset by reductions in the cost of producing those products, would continue to decrease the Company's gross margins and materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to reduce its cost per unit.

Research and Development

     The Company's research and development efforts are focused on improving the efficiency and capabilities of its production processes, and on developing new packages by making improvements upon commercially available materials and technology. The Company's research and development efforts are focused on improving existing technology, such as developing thermally enhanced QFPs that result in better heat dissipation, and emerging packaging technologies, such as BGA packages that provide for an increased number of leads per device without increasing the size of the functional integrated circuit and Chip Scale Packaging ("CSP"). Although the Company did not ship significant quantities of BGA devices in 1998, it believes that the increased pin count made available by BGA technology is an important technology that will enable the Company to provide new packaging services to its customers. The Company also works closely with the manufacturers of its packaging equipment in designing and modifying the equipment used in the Company's production process.

     As of December 31, 1998, the Company employed 5 persons in research and development activities. In addition, other management and operational personnel are involved in research and development activities. The Company supplements its research and development efforts with alliances and technology licensing agreements. For example, the Company is a member of an ARPA-TRP consortium working to enhance cooperation and participation by United States companies in assembly and packaging technology. In 1998, 1997 and 1996, the Company's research and development expenses were approximately $1,101,000, $1,276,000, and $1,053,000, respectively. The Company expects to continue to invest significant resources in research and development.

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

Intellectual Property

     The Company's success depends in part on its ability to obtain patents and licenses and to preserve other intellectual property rights relating to its manufacturing processes. As of December 31, 1998, the Company held ten U.S. patents, which expire, between 2012 and 2015, and four additional patent applications have been filed and are pending. The Company expects to continue to file patent applications when appropriate to protect its proprietary technologies; however, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than on its patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will issue from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to the Company. Moreover, there can be no assurance that any patent rights will be upheld in the future or that the Company will be able to preserve any of its other intellectual property rights.

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

     In 1998, the Company installed an advanced electroplating system at a leased facility in Milpitas, California. This plating operation involves the use of significant quantities of certain hazardous substances. Although the Company has designed procedures to ensure such materials are handled in compliance with applicable regulations, there can be no assurance that the operation of such facility will not expose the Company to additional costs in complying with environmental regulations or result in future liability to the Company.

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

Employees

     As of December 31, 1998, the Company had 245 full time employees, 218 of whom were engaged in manufacturing, 5 in research and development, 8 in sales and customer service and 14 in finance and administration. The Company's employees are not represented by any collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good. The success of the Company's future operations depends in large part on the Company's ability to attract and retain highly skilled technical, manufacturing and management personnel. There can be no assurance that the Company will be successful in attracting and retaining key personnel.

Executive Officers

     The executive officers of the Company are as follows:

Name                       Age                Position(s)
------------------------  -----  -----------------------------------------
Patrick Verderico           55    President, Chief Executive Officer and
                                  Director
Ernest G. Barrieau II       43    Executive Vice President, Sales and
                                  Marketing
Gerald K. Fehr              61    Executive Vice President, Operations
                                  and Chief Technology Officer
Alfred V. Larrenaga         51    Executive Vice President, Finance and
                                  Chief Financial Officer

     Patrick Verderico joined the Company in April 1997 as its Chief Operating Officer and was appointed the Company's President and Chief Executive Officer and a Director in July 1997. From 1996 to 1997, Mr. Verderico was Chief Operating Officer and Executive Vice President of Maxtor Corporation, a disk drive manufacturer. From 1994 to 1996, Mr. Verderico was Chief Financial Officer and Vice President Finance and Administration of Creative Technology, a multi media products company. From 1992 to 1994, Mr. Verderico was Chief Financial Officer and Vice President Finance and Administration of Cypress Semiconductor. Prior to 1992, Mr. Verderico held various management positions in finance and operations with Coopers & Lybrand, Philips Semiconductors and National Semiconductor. Mr. Verderico is also a Director of Catalyst Semiconductor and Micro Component Technology, Inc.

     Ernest G. Barrieau joined the Company in October 1997 as its Executive Vice President, Sales and Marketing. From 1996 to 1997, Mr. Barrieau was Vice President North American Sales of Alphatec Group, a semiconductor packaging company. From 1991 to 1996, Mr. Barrieau was Corporate Vice President World Wide Sales and Marketing, and Director of Thai Micro Systems, a semiconductor packaging company. Prior to 1991, Mr. Barrieau held various management positions in sales and operations with Amkor Electronics and Fairchild Semiconductor.

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

     Alfred V. Larrenaga joined the Company in August 1997 as Vice President, Finance and Chief Financial Officer and became Executive Vice President, Finance and Chief Financial Officer in April 1998. From 1988 to 1997, Mr. Larrenaga was Senior Vice President and Chief Financial Officer of Southwall Technologies Inc., a thin film technology company. Prior to 1988, Mr. Larrenaga held various management positions in finance with Asyst Technologies Inc., the Farinon Division of Harris Corporation and Arthur Andersen & Co. LLP.

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

Item 2.  Properties
-------------------

     In January 1998, the Company sold its facility, which consisted of land and two buildings comprising approximately 138,000 square feet, and entered into a lease, with a initial term of ten years, for the approximately 82,000 square foot building which it occupies and it uses for its manufacturing operations, executive offices and product development. In November 1997, the Company leased a separate 2,500 square foot building, approximately 2 miles from the Company's principal facility, for its advanced electroplating system. The Company believes its existing facilities are adequate to meet its needs for the foreseeable future. Since the Company does not currently operate multiple facilities in different geographic areas, a disruption of the Company's manufacturing operations resulting from various factors, including sustained process abnormalities, human error, government intervention or a natural disaster such as fire, earthquake or flood, could cause the Company to cease or limit its manufacturing operations and consequently would have a material adverse effect on the Company's business, financial condition and results of operations.

Item 3.  Legal Proceedings
--------------------------

     At the end of the second quarter of 1998, the Company ceased making scheduled repayments of its debt balance outstanding relating to its Equipment Notes Payable and its capital leases. Certain of these debt facilities require that the Company maintain certain financial covenants. The Company has been out of compliance with certain of these covenants since the second quarter of 1998. As a result of the covenant noncompliance and failure to make scheduled repayments, the Company is in default under these agreements.

     On October 13, 1998, Comerica Bank commenced an action against the Company in Superior Court, Santa Clara County, California (Case #CV 777252). Comerica seeks monetary damages of approximately $2,000,000 and recovery of leased personal property. The Company has stipulated to the entry of a Writ of Possession and Comerica Bank has agreed to forbear execution of the Writ until after May 31, 1999.

     On September 22, 1998, Heller Financial, Inc. commenced an action against the Company in Superior Court, Santa Clara County, California (Case # CV 776830). Heller Financial, Inc. seeks monetary damages of approximately $1,050,000 and recovery of leased personal property. The Company has stipulated to the entry of a Writ of Possession and Heller Financial, Inc. has agreed to forbear an execution of the Writ until after May 31, 1999.

     On September 28, 1998, The CIT Group/Equipment Financing, Inc. commenced an action against the Company in Superior Court, Santa Clara County, California (Case # CV 776836). The CIT Group/Equipment Financing, Inc. seeks monetary damages of approximately $1,250,000 and recovery of leased personal property. The Company has stipulated to the entry of a Writ of Possession and the CIT Group/Equipment Financing, Inc. has agreed to forbear execution of the Writ until after May 31, 1999.

     On November 18, 1998, Transamerica Business Credit Corporation commenced an action against the Company in Superior Court, Santa Clara County, California, (Case # CV778142). Transamerica seeks monetary damages of approximately $3,800,000 and recovery of leased personal property. The Company has stipulated to the entry of a Writ of Possession and Transamerica has agreed to forbear execution of the Writ until after May 31, 1999.

     On November 24, 1998, Phoenix Leasing Incorporated commenced an action against the Company in Superior Court, San Francisco County, California (Case #CV999461). Phoenix seeks monetary damages of approximately $240,000 and recovery of leased personal property. The Company has stipulated to the entry of a Writ of Possession and Phoenix Leasing has agreed to forbear the execution of the Writ until after May 31, 1999.

     The Company has also entered into forbearance agreements through May 31, 1999 with three other secured creditors who have not yet commenced litigation against the Company.

     The Company does not have any material defenses to these actions. An adverse outcome in any of these actions would have a material adverse effect on the Company. If the forbearance agreements with the creditors do not remain in effect, the Company will be forced to seek protection under the bankruptcy laws or cease operations.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     Not Applicable.

                                     Part II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     The Company effected the initial public offering of its Common Stock on February 28, 1996. As of February 11, 1999, there were approximately 1,500 beneficial owners of the Company's Common Stock. The Company's Common Stock was delisted from the Nasdaq Stock Market in November 1998. The Company's Common Stock is listed for quotation on the OTC Bulletin Board under the Symbol "IPAC." The following table sets forth for the periods indicated, the high and low prices of the Company's Common Stock.


                                           High       Low
                                        ---------- ----------

Fiscal Year Ended December 31, 1997

  First Quarter.........................    $8.50      $3.50
  Second Quarter........................     5.00       2.50
  Third Quarter.........................     4.00       2.00
  Fourth Quarter........................     2.50       0.50

Fiscal Year Ended December 31, 1998

  First Quarter.........................    $1.59      $0.69
  Second Quarter........................     1.37       0.50
  Third Quarter.........................     1.00       0.13
  Fourth Quarter........................     0.25       0.06



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

Item 6.  Selected Financial Data
--------------------------------

                                          Year Ended December 31, (1)
                                  -------- -------- -------- --------- ---------
                                    1994     1995     1996      1997      1998
                                  -------- -------- -------- --------- ---------
                                     (In thousands, except per share data)

Statement of Operations Data:
  Revenues........................ $3,451  $20,764  $36,402   $19,744   $23,281
  Cost of revenue.................  3,438   15,627   28,840    24,089    29,114
                                  -------- -------- -------- --------- ---------
  Gross profit (loss).............     13    5,137    7,562    (4,345)   (5,833)
  Operating expenses:
    Selling, general and
      administrative..............  1,309    2,229    3,488     5,167     4,068
    Research and development......    170      694    1,053     1,276     1,101
    Provision for impairment
     of assets....................     --       --       --     3,000    18,200
                                  -------- -------- -------- --------- ---------
      Total operating expenses....  1,479    2,923    4,541     9,443    23,369
                                  -------- -------- -------- --------- ---------
  Operating income (loss)......... (1,466)   2,214    3,021   (13,788)  (29,202)
  Interest and other income.......     54      551    1,210       971     1,209
  Interest expense................   (674)  (1,074)  (1,384)   (2,185)   (1,783)
                                  -------- -------- -------- --------- ---------
  Income (loss) before income
    taxes......................... (2,086)   1,691    2,847   (15,002)  (29,776)
  Provision for income taxes......     --     (141)    (530)      --       --
                                  -------- -------- -------- --------- ---------
  Net income (loss)...............$(2,086)  $1,550   $2,317  $(15,002) $(29,776)
                                  ======== ======== ======== ========= =========
  Diluted net income (loss)
    per share (1)................. ($1.02)   $0.16    $0.16    ($1.08)   ($2.12)
                                  ======== ======== ======== ========= =========
  Number of shares used to
    compute diluted per share
    data (1)......................  2,051    9,603   14,157    13,898    14,046
                                  ======== ======== ======== ========= =========



                                     1994     1995     1996     1997      1998
                                  -------- -------- -------- --------- ---------
  Balance Sheet Data:
    Working capital............... $2,075   $4,773  $15,614   ($5,877) ($16,086)
    Total assets.................. 13,310   28,260   69,639    55,482    18,728
    Long-term obligations /
      deferred gains..............  5,371    7,015   16,926    14,249     1,249
    Mandatorily redeemable
      convertible preferred stock.  8,020   15,981       --        --        --
    Total shareholders' equity
      (deficit)................... (2,764)    (918)  40,761    26,238    (3,207)


(1) See Note 1 of Notes to Financial Statements for an explanation of the method used to determine shares used in computing per share amounts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of
the Securities Exchange Act of 1934, as amended.   The forward looking
statements contained herein are subject to certain factors that could cause actual results to differ materially from those reflected in the forward looking statements. Such factors include, but are not limited to, those discussed as follows and elsewhere in this Report on Form 10-K.

Overview

     As a result of a reduction in orders from the Company's customers, the Company has had significant excess production capacity since the first quarter of 1997. The reduction in revenues and underutilization of capacity and resultant underabsorption of fixed costs resulted in operating losses that have continued throughout 1998. At the end of the second quarter of 1998, the Company ceased making scheduled repayments of its debt balance outstanding relating to its Equipment Notes Payable and its capital leases. Certain of these debt facilities require that the Company maintain certain financial covenants. The Company has been out of compliance with certain of these covenants since the second quarter of 1998. As a result of the covenant noncompliance and failure to make scheduled repayments, the entire balance due has been classified as a current liability since June 1998. Certain of the Company's secured creditors commenced legal actions against the Company seeking monetary damages and recovery of the financed equipment. In December 1998 the Company entered into a $7 million bank line of credit that is guaranteed by a third party and the Company obtained forbearance agreements from its secured creditors through May 31, 1999. The forbearance agreements require, among other things, that the Company make monthly payments through May 31, 1999. The Company does not have any material defenses against the legal actions brought by its secured creditors. An adverse outcome in any of the actions would have a material adverse effect on the Company and if the forbearance agreements do not remain in effect for each of these lenders, the Company will be forced to seek protection under the bankruptcy laws or cease operations. As a result of the operating losses and cost of capital additions, the Company is currently seeking immediate additional financing to meet its projected working capital and other cash requirements. The Report of Independent Accountants included on page 25 contains a going concern statement.

     The Company's operating results are affected by a wide variety of factors that have in the past and could in the future materially and adversely affect revenues, gross profit and operating income. These factors include the Company's ability to secure additional financing, the short-term nature of its customers' commitments, timing and volume of orders relative to the Company's production capacity, long lead times for the manufacturing equipment required by the Company, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, lack of a meaningful backlog, effectiveness in managing production processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company's average selling prices and changes in economic conditions. Unfavorable changes in any of the preceding factors have in the past and may in the future adversely affect the Company's business, financial condition and results of operations.

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

     To date, the Company has been substantially dependent on a relatively small number of customers. Specifically Atmel, Cirrus Logic and Ford accounted for 39%, 11%, and 11%, respectively, of the Company's revenues in 1998. Cirrus Logic, Intel Corporation and Atmel accounted for 17%, 16% and 14%, respectively, of the Company's revenues in 1997. Cirrus Logic, Tseng Laboratories, and Intel Corporation account for 32%, 17%, and 14%, respectively, of the Company's revenues in 1996. The Company anticipates significant customer concentration will continue, although the companies which constitute the Company's largest customer may change from period to period.
In this regard, Ford recently announced that it will stop manufacturing the automotive component that the Company packages, by the end of 1999. As a result, the Company does not expect any significant revenue from Ford during the second half of 1999.

     During the second quarter of 1998, the Company recorded charges related to the impairment of its manufacturing equipment of $18.2 million. These charges related to recording reserves against the carrying value of manufacturing equipment. The impairment is a result of continued adverse conditions in the semiconductor industry, and historical as well as forecasted manufacturing equipment underutilization, resulting in the estimation that the value of the manufacturing equipment will not be fully recovered. The fair value of manufacturing equipment was based upon an independent estimate of fair values.

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

Results of Operations

     The following table sets forth, for the periods indicated, certain items in the Company's statement of operations as a percentage of revenues:


                                                Year Ended December 31,
                                          ----------------------------------
                                             1996       1997        1998
                                          ---------- ----------- -----------

Revenues..................................    100.0%     100.0%      100.0%
Cost of revenues..........................     79.2      122.0       125.0
                                          ---------- ----------- -----------
Gross profit (loss).......................     20.8      (22.0)      (25.0)
Operating expenses:
   Selling, general and administrative....      9.6       26.2        17.5
   Research and development...............      2.9        6.4         4.7
   Provision for impairment of assets.....       --       15.2        78.2
                                          ---------- ----------- -----------
      Total operating expenses............     12.5       47.8       100.4
                                          ---------- ----------- -----------
Operating income (loss)...................      8.3      (69.8)     (125.4)
Interest and other income.................      3.3        4.9         5.2
Interest expense..........................     (3.8)     (11.1)       (7.7)
                                          ---------- ----------- -----------
Income (loss) before income taxes.........      7.8      (76.0)     (127.9)
Provision for income taxes................     (1.4)        --          --
                                          ---------- ----------- -----------
Net income (loss).........................      6.4%     (76.0)%    (127.9)%
                                          ========== =========== ===========



Revenues

     The Company recognizes revenues upon shipment of products to its customers. Revenues increased 18% to $23.3 million in 1998, from $19.7 million in 1997. Revenues decreased 46% to $19.7 million in 1997, from $36.4 million in 1996. The increase in revenues in 1998 was primarily due to increased orders offset in part by a reduction in average selling prices due to changes in product mix and a decline in selling prices. The decrease in 1997 revenues was primarily due to lower orders from customers, coupled with operational problems in quality and delivery.

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

Gross Profit (Loss)

     Cost of revenues includes materials, labor, depreciation and overhead costs associated with semiconductor packaging. Gross (loss) increased to $(5.8) million in 1998 from ($4.3) million in 1997. Gross profit was $7.6 million in 1996. Gross profit (loss) as a percentage of revenues was (25.0%) in 1998, (22.0%) in 1997 and 20.8% in 1996. These declines in gross profit were primarily the result of lower average selling prices, caused by changes in product mix and industry competition, and higher costs for depreciation, labor and manufacturing overhead and low capacity utilization.

     Depreciation for certain production machinery and equipment acquired prior to 1997 is calculated using the units of production method, in which depreciation is calculated based upon the units produced in a given period divided by the estimate of total units to be produced over its life following commencement of use. Such estimate is reassessed when facts and circumstances suggest a revision may be necessary. Based upon reduced utilization of machinery and equipment in relation to plan, the estimate for total throughput was reduced in late 1996 causing the depreciation rate per unit to increase in late 1996. Such higher depreciation rate continued into 1997 and 1998. In all cases, the asset will be fully depreciated by the end of its estimated six year life. Compared with straight line depreciation, the units of production method generally results in lower depreciation expense during the early life of the equipment and relatively higher depreciation expense once the equipment is in full production. All machinery and equipment acquired after 1996 is depreciated using the straight line depreciation method. After the write down of impaired assets (see "Write Down of Impaired Assets" on page 18) in June 1998, depreciation expense for the second half of 1998 was significantly lower than the first half of 1998.

Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal and facilities costs. Selling, general and administrative expenses were $4.1 million in 1998, $5.2 million in 1997 and $3.5 million in 1996. The decrease in 1998, compared to 1997, was due primarily to reduced spending in administration and sales. The increase in 1997, compared to 1996, was due primarily to increases in staff, marketing efforts, and facilities to support the Company's expansion.

     As a percentage of revenues, selling, general and administrative expenses decreased to 17.5% in 1998 compared to 26.2% in 1997. In 1996, the percentage was 9.6%. The fluctuation in percentages reflects the changes in absolute spending and revenue.

Research and Development

     Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses were $1.1 million in 1998, $1.3 million in 1997, and $1.1 million in 1996.

     As a percentage of revenues, research and development expenses were 4.7% in 1998, 6.4% in 1997 and 2.9% in 1996. The changes in such expenses as a percentage of revenues reflected changes in absolute spending and revenue.

Write Down of Impaired Assets

     During the second quarter of 1998, the Company recorded charges related to the impairment of its manufacturing equipment of $18.2 million. These adjustments related to recording reserves against the carrying value of manufacturing equipment. The impairment is a result of continued adverse conditions in the semiconductor industry, and historical as well as forecasted manufacturing equipment underutilization, resulting in the estimation that the value of the manufacturing equipment will not be fully recovered. The fair value of manufacturing equipment was based upon an independent estimate of fair values.

     During the second quarter of 1997, the Company took a $3 million charge for impaired assets. This charge included a $2.4 million reserve related to equipment used for the production of certain products with limited future demand, and a $500,000 reserve for the cancellation of purchase orders for equipment which the Company has determined to be surplus in relation to current demand.

Interest and Other Income

     Interest income in 1998, 1997, and 1996 was $83,000, $573,000, and
$982,000, respectively. The reductions were due to lower investment balances, which resulted from the losses from operations and capital expenditures. Interest income for 1996, was the result of interest earned on proceeds from the Company's initial public offering which was completed in February 1996. In 1998, other income included a gain of $700,000 from the sale of the land and building not occupied by the Company. See "Liquidity and Capital Resources". In 1997 and 1996, other income included $124,000 and $228,000, which was earned for development work with a semiconductor industry consortium. In 1997, other income also included approximately $270,000 from the sublease of a portion of the Company's facilities complex, which was sold in 1998.

Interest Expense

     Interest expense consists primarily of interest payable on bank debt, and capital leases and term loans secured by equipment. The Company has financed its manufacturing equipment primarily through capital leases and term loans secured by equipment with terms ranging from four to five years, and carrying
imputed interest rates ranging from 7.5% to 15.5% per annum.   Interest
expense for 1998, 1997, and 1996 was $1.8 million, $2.2 million and $1.4 million, respectively.

Provision for Income Taxes

     In 1998 and 1997, due to the losses from operations, the Company recorded no tax provision. The Company's provision for taxes in 1996 was $530,000, representing an effective tax rate of approximately 19%. The effective tax rate represents alternative minimum tax ("AMT") resulting from limits on the use of net operating loss carry forwards for AMT purposes and tax accelerated depreciation on all machinery and equipment.

Liquidity and Capital Resources

     During 1998, the Company's net cash used in operations was $6.7 million. Net cash used in operations was comprised primarily of a net loss of $29.8 million, partially offset by $7.0 million of non-cash charges for depreciation and amortization and write down of impaired assets of $18.2 million and a net decrease in working capital items of $2.1 million. The net decrease in working capital items primarily reflected a $3.3 million reduction in accounts payable and the reclassification of long-term debt to current liabilities as a result of the covenant non-compliance and the failure to make scheduled payments, as discussed previously. As of December 31, 1998, the Company had no cash balance and is operating under bank lines obtained in October and December 1998.

     The Company had capital expenditures of $4.6 million, including $3.1 million under a capital lease, during 1998. The capital expenditures were incurred primarily for the purchase of production equipment and improvements to the Company's facilities. Most of the Company's production equipment has been funded either through capital leases or term loans secured by production equipment. The production equipment acquired in 1995 and 1996 was funded through several term loans. The Company borrowed $4.9 million and $9.8 million on such term loans in 1995 and 1996, respectively. During 1997, the Company borrowed $3.5 million on such term loans for the purchase of production equipment.

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

     In December 1997, the Company entered into a line of credit agreement with a bank that provided, for borrowings up to the lesser of $5,000,000 or 80% of eligible accounts receivable. Borrowings under the line of credit accrued interest at the bank's prime rate (8.5% per annum at December 31, 1997) plus 1.25% and were collateralized by the assets of the Company. The agreement requires the Company to maintain certain financial covenants, including a liquidity ratio, minimum tangible net worth, maximum debt to tangible net worth, quarterly profitability and prohibited the Company from the payment of dividends without prior approval by the bank. Since July 5, 1998, the Company has not been in compliance with such covenants. This line was replaced with an accounts receivable factoring agreement in October 1998.

     On January 20, 1998, the Company completed the sale of its facilities, which consists of land and two buildings with a total of 138,336 square feet of building space, and agreed to lease back the 82,290 square foot building that it occupies. Net proceeds from the sale were $7.3 million, net of the elimination of $6.6 million of mortgage debt, fees, commissions and closing costs. The sale and lease back transaction resulted in a gain of $2,100,000, of which $700,000 from the sale of the land and building not occupied by the Company was recognized in the first quarter of 1998. The remaining gain of approximately $1,400,000 will be amortized as a reduction of lease expense over the initial ten year term of the lease for the building that the Company occupies.

     In June 1998, the Company entered in a capital lease for approximately $3.1 million of production equipment. The lease expires in 2002. In conjunction with the lease, the Company issued warrants to purchase 171,428 shares of common stock at $1.31 per share and are exercisable for seven years. The warrants were valued at $132,000 using a Black-Scholes valuation model.

     At December 31, 1998, the aggregate principal and interest amount outstanding under all equipment loans was $12.9 million. Certain of the credit facilities require the Company to maintain certain financial covenants including minimum tangible net worth, a ratio of total liabilities to tangible net worth, and quarterly revenues and quarterly income before interest, taxes, depreciation and amortization (EBITDA). At December 31, 1998, the Company was not in compliance with such covenants.

     At the end of the second quarter of 1998, the Company ceased making scheduled repayments of its debt balance outstanding relating to its Equipment Notes Payable and its capital leases. Certain of these debt facilities require that the Company maintain certain financial covenants. The Company has been out of compliance with certain of these covenants since the second quarter of 1998. As a result of the covenant noncompliance and failure to make scheduled repayments, the entire balance due has been classified as a current liability since June 1998.

     In October 1998, the Company entered into an accounts receivable factoring agreement with its bank that replaced its bank line of credit. The agreement was amended in December 1998, and provides, through June 1, 1999, for borrowings up to the lesser of $2.8 million or 80% of eligible accounts receivable. The bank charges an administration fee of 0.5% of the gross accounts receivable factored and a monthly interest charge of 1.25% of the average balance owed.

     In December 1998, the Company obtained an additional $7 million bank line of credit. This line, which is guaranteed by a third party, is available to finance operations and working capital needs through May 31, 1999. The line provides for monthly borrowings and interest acquired at the bank's prime rate, (7 3/4% per annum at December 31, 1998).

     Certain of the Company's secured creditors commenced legal actions against the Company seeking monetary damages and recovery of the financed equipment. In connection with the December 1998 bank financing, the Company obtained forbearance agreements from the secured creditors through May 31, 1999. The forbearance agreements require, among other things, that the Company make monthly payments through May 31, 1999.

     The Company is currently seeking immediate additional financing, to address its working capital needs and to provide funding for capital expenditures. There can be no assurance, however, that financing will be available on terms acceptable to the Company, if at all. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders will be substantially diluted and such equity securities may have rights, preference or privileges senior to those of the holders of the Company's Common Stock. If adequate funds are not available on acceptable terms, the Company's business, financial condition and results of operations would be materially adversely affected. In such event, the Company would be required to substantially curtail, cease or liquidate its operations and reorganize its indebtedness. Although the Company is pursuing additional equity and debt financing, there can be no assurance that such financing will be obtained. The Company is also evaluating the possible sale or merger of the Company, but there can be no assurance that such a transaction can be completed on terms acceptable to the Company, if at all.

Year 2000

     The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

     The Year 2000 ("Y2K") problem arises from the use of a two-digit field to identify years in computer programs, e.g., 85=1985, and the assumption of a single century, the 1900s. Any program so created may read or attempt to read, "00" as the year 1900. There are two other related issues which could also, lead to incorrect calculations or failure, such as (i) some systems' programming assigns special meaning to certain dates, such as 9/9/99 and (ii) the year 2000 is a leap year. Accordingly, some computer hardware and software including programs embedded within machinery and parts will need to be modified prior to the year 2000 in order to remain functional. To address the issue, the Company created an internal task force to assess its state of readiness for possible "Year 2000" issues and take the necessary actions to ensure Year 2000 compliance. The task force has and continues to evaluate internal business systems, production equipment, software and other components which affect the Company's products, and the Company's vulnerability to possible "Year 2000" exposures due to suppliers' and other third parties' lack of preparedness for the year 2000.

     The Company is in the process of assessing its production equipment and its information system and does not anticipate any material Year 2000 issues from its equipment or its own information system, databases or programs. Certain software packages are currently being upgraded to compliant versions. The costs incurred to date and expected to be incurred in the future are not material to the Company's financial condition or result of operations. In addition, the Company has been in contact with its suppliers and other third parties to determine the extent to which they may be vulnerable to "Year 2000" issues. As this assessment progresses, matters may come to the Company's attention, which could give rise to the need for remedial measures which have not yet been identified. As a contingency, the Company may replace the suppliers and third party vendors who cannot demonstrate to the Company that their products or services will be Year 2000 compliant. The Company cannot currently predict the potential effect of third parties' "Year 2000" issues on its business.

     The Company believes that its Year 2000 compliance project will be completed in advance of the Year 2000 date transition and will not have a material adverse effect on the Company's financial condition or overall trends in the results of operations. However, there can be no assurance that unexpected delays or problems, including the failure to ensure Year 2000, compliance by systems or products supplied to the Company by a third party, will not have an adverse effect on the Company, its financial performance, or the competitiveness or customer acceptance of its products.

Certain Factors Affecting Operating Results

     The Company's operating results are affected by a wide variety of factors that could materially and adversely affect revenues, gross profit, operating income and liquidity. These factors include the Company's ability to secure additional financing, the short term nature of its customers' commitments, the timing and volume of orders relative to the Company's production capacity, long lead times for the manufacturing equipment required by the Company, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, lack of a meaningful backlog, effectiveness in managing production processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company's average selling prices and changes in economic conditions. The occurrence or continuation of unfavorable changes in any of the preceding factors would adversely affect the Company's business, financial condition and results of operations.

Default Upon Senior Securities; Need for Immediate Financing; Risks of
Bankruptcy

     At the end of the second quarter of 1998, the Company ceased making scheduled repayments of its debt balance outstanding relating to its Equipment Notes Payable and its capital leases. Certain of these debt facilities require that the Company maintain certain financial covenants. The Company has been out of compliance with certain of these covenants since the second quarter of 1998. As a result of the covenant noncompliance and failure to make scheduled repayments, the entire balance due has been classified as a current liability since June 1998.

     In October 1998, the Company entered into an accounts receivable factoring agreement with its bank that replaced its bank line of credit. The agreement was amended in December 1998, and provides, through June 1, 1999, for borrowings up to the lesser of $2.8 million or 80% of eligible accounts receivable.

     In December 1998, the Company obtained an additional $7 million bank line of credit. This line, which is guaranteed by a third party, is available to finance operations and working capital needs through May 31, 1999.

     All of the Company's secured creditors commenced legal actions against the Company seeking monetary damages and recovery of the financed equipment. In connection with the December 1998 bank financing, the Company obtained forbearance agreements from the secured creditors through May 31, 1999. The forbearance agreements require, among other things, that the Company make monthly payments through May 31, 1999.

     The Company is currently seeking immediate additional financing, to address its working capital needs and to provide funding for capital expenditures. There can be no assurance, however, that financing will be available on terms acceptable to the Company, if at all. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders will be substantially diluted and such equity securities may have rights, preference or privileges senior to those of the holders of the Company's Common Stock. If adequate funds are not available on acceptable terms, the Company's business, financial condition and results of operations would be materially adversely affected. In such event, the Company would be required to substantially curtail, cease or liquidate its operations and reorganize its indebtedness. Although the Company is pursuing additional equity and debt financing, there can be no assurance that such financing will be obtained. The Company is also evaluating the possible sale or merger of the Company, but there can be no assurance that such a transaction can be completed on terms acceptable to the Company, if at all.

Delisting of Common Stock on Nasdaq National Market

     In June 1998, the Company was notified by The Nasdaq Stock Market that its Common Stock did not comply with Nasdaq's $1.00 minimum bid price requirement and that the Company's Common Stock would be delisted. Effective November 18, 1998, the Company's Common Stock was delisted from the Nasdaq Stock Market. The Common Stock of the Company is currently traded on the OTC Bulletin Board.


Item 7a.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

	The Company has various debt instruments outstanding that mature by 2002. Certain of these instruments have interest rates that are based on associated rates that may fluctuate over time based on economic changes in the environment, such as the Prime Rate. The Company is subject to interest rate risk, and could be subjected to increased interest payments if market interest rates fluctuate. The Company estimates that a ten percent increase in interest rates would cause interest expense to increase by an immaterial amount.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

INDEX TO FINANCIAL STATEMENTS:
                                                                   Page
                                                                   ----

Report of Independent Accountants.................................  25

Balance Sheet as of December 31, 1997 and 1998....................  26

Statement of Operations for the Years Ended December 31, 1996,
          1997 and 1998...........................................  27

Statement of Shareholders' Equity for the Years Ended
          December 31, 1996, 1997 and 1998........................  28

Statement of Cash Flows for the Years Ended December 31, 1996,
          1997 and 1998...........................................  29

Notes to Financial Statements.....................................  30



Financial Statement Schedules:

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Shareholders of
Integrated Packaging Assembly Corporation

     In our opinion, the financial statements listed in the accompanying index on page 24 present fairly, in all material respects, the financial position of Integrated Packaging Assembly Corporation at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP
San Jose, California
February 8, 1999

               Integrated Packaging Assembly Corporation
                             Balance Sheet
                   (In thousands, except share data)

                                                        Year Ended
                                                       December 31,
                                                   --------------------
                                                      1997       1998
                                                   ---------- ----------
Assets
  Current assets:
    Cash and cash equivalents......................   $2,928        $--
    Accounts receivable, net of allowance for
      doubtful accounts of $263 and $263...........    3,096      2,105
    Inventory......................................    2,337      1,704
    Prepaid expenses and other current assets......      757        792
                                                   ---------- ----------
    Total current assets...........................    9,118      4,601

  Property and equipment, net......................   46,127     13,930
  Other assets.....................................      237        197
                                                   ---------- ----------
    Total assets...................................  $55,482    $18,728
                                                   ========== ==========

Liabilities and Shareholders' Equity
  Current liabilities:
    Current portion of bank debt and notes payable.   $4,576    $11,399
    Current portion of capital lease obligations...    1,972      4,324
    Accounts payable...............................    5,478      2,155
    Accrued expenses and other liabilities.........    2,969      2,808
                                                   ---------- ----------
      Total current liabilities....................   14,995     20,686
                                                   ---------- ----------
  Long term portion of notes payable...............   14,166         --
                                                   ---------- ----------
  Long term portion of capital leases obligations..       83         --
                                                   ---------- ----------
  Deferred gain on sale of facilities..............       --      1,249
                                                   ---------- ----------
  Commitments and contingencies (notes 1,5 and 10)
  Shareholders' equity
    Common stock, $.001 par value; 75,000,000
      shares authorized; 13,828,348 and 14,090,794
      shares issued and outstanding................       14         14
    Additional paid-in capital.....................   40,276     40,607
    Accumulated earnings (deficit).................  (14,052)   (43,828)
                                                   ---------- ----------
      Total shareholders' equity (deficit).........   26,238     (3,207)
                                                   ---------- ----------
      Total liabilities and shareholders' equity...  $55,482    $18,728
                                                   ========== ==========

The accompanying notes are an integral part of the financial statements.

                  Integrated Packaging Assembly Corporation
                           Statement of Operations
                    (In thousands, except per share data)

                                                Year Ended December 31,
                                          -----------------------------------
                                             1996        1997        1998
                                          ----------- ----------- -----------

   Revenues...............................   $36,402     $19,744     $23,281
   Cost of revenues.......................    28,840      24,089      29,114
                                          ----------- ----------- -----------
  Gross profit (loss).....................     7,562      (4,345)     (5,833)
  Operating expenses:
    Selling, general & administrative.....     3,488       5,167       4,068
    Research & development................     1,053       1,276       1,101
    Provision for impairment of assets....        --       3,000      18,200
                                          ----------- ----------- -----------
      Total operating expenses............     4,541       9,443      23,369
                                          ----------- ----------- -----------
  Operating income (loss).................     3,021     (13,788)    (29,202)
  Interest & other income.................     1,210         971       1,209
  Interest expense........................    (1,384)     (2,185)     (1,783)
                                          ----------- ----------- -----------
  Income (loss) before income taxes.......     2,847     (15,002)    (29,776)
  Provision for income taxes..............      (530)         --          --
                                          ----------- ----------- -----------
  Net income (loss).......................    $2,317    ($15,002)   ($29,776)
                                          =========== =========== ===========
  Per Share data:
    Net income (loss) per share
      Basic...............................     $0.20      ($1.08)     ($2.12)
                                          =========== =========== ===========
      Diluted.............................     $0.16      ($1.08)     ($2.12)
                                          =========== =========== ===========
  Number of shares used to compute
    per share data:
    Basic.................................    11,730      13,898      14,046
                                          =========== =========== ===========
    Diluted...............................    14,157      13,898      14,046
                                          =========== =========== ===========

The accompanying notes are an integral part of the financial statements.

                 Integrated Packaging Assembly Corporation
                     Statement of Shareholder's Equity
                               (In thousands)

                                                          Accumulated
                                           Common Stock   Earnings
                                          Shares   Amount (Deficit)  Totals
                                         -------- -------- -------- --------

Balance at December 31, 1995.............  2,530     $449  ($1,367)   ($918)
  Sales of common stock, net of issuance
    cost of $935.........................  3,450   23,111       --   23,111
  Conversion of Mandatorily Redeemable
    Convertible Preferred Stock into
    Common Stock.........................  7,862   15,981       --   15,981
  Common stock issued under stock plans..     93      182       --      182
  Common stock repurchased under stock
    plans................................    (73)     (17)      --      (17)
  Issuance of warrants...................     --       57       --       57
  Amortization of deferred compensation..     --       48       --       48
  Net income.............................     --       --    2,317    2,317
                                         -------- -------- -------- --------
Balance at December 31, 1996............. 13,862   39,811      950   40,761
  Common stock issued under stock plans..    127      352       --      352
  Common stock repurchased under stock
    plans................................   (161)     (15)      --      (15)
  Issuance of warrants...................     --       94       --       94
  Amortization of deferred compensation..     --       48       --       48
  Net (loss).............................     --       --  (15,002) (15,002)
                                         -------- -------- -------- --------
Balance at December 31, 1997............. 13,828   40,290  (14,052)  26,238
  Common stock repurchased under stock
    plans................................    265      152       --      152
  Common stock repurchased under stock
    plans................................     (2)      (1)      --       (1)
  Issuance of warrants...................     --      132       --      132
  Amortization of deferred compensation..     --       48       --       48
  Net (loss).............................     --       --  (29,776) (29,776)
                                         -------- -------- -------- --------
Balance at December 31, 1998............. 14,091  $40,621  ($43,828) ($3,207)
                                         ======== ======== ======== ========

The accompanying notes are an integral part of the financial statements.

                  Integrated Packaging Assembly Corporation
                           Statement of Cash Flows
                           Increase (Decrease) Cash
                                (In thousands)

                                                    Year Ended December 31,
                                                 -----------------------------
                                                   1996      1997      1998
                                                 --------- --------- ---------

Cash flows from Operating Activities:
  Net income (loss)..............................   2,317   (15,002)  (29,776)

  Adjustments:
    Depreciation and amortization................   3,316     6,426     6,957
    Write down of impaired assets................      --     3,000    18,200
    Gain on sale of facilities, net..............      --        --      (827)
    Changes in assets and liabilities:
      Accounts receivable........................  (3,238)    3,045       990
      Inventory..................................     164      (360)      633
      Prepaid expenses and other assets..........    (161)     (320)     (233)
      Accounts payable...........................     679     2,944    (3,323)
      Accrued expenses and other liabilities.....   1,921    (1,369)      633
                                                 --------- --------- ---------
  Net cash provided by (used in) operating
    activities...................................   4,998    (1,636)   (6,746)
                                                 --------- --------- ---------
Cash flows provided by (used in) investing
activities:
  Acquisition of property and equipment.......... (27,744)  (12,351)   (1,507)
  Purchase of short-term investments............. (25,025)       --        --
  Sales & redemption of short-term investments...  22,000     3,025        --
  Proceeds from sale of facilities, net..........      --        --     7,312
                                                 --------- --------- ---------
    Net cash provided by (used in) investing
      activities................................. (30,769)   (9,326)    5,805
                                                 --------- --------- ---------
Cash flows provided by (used in) financing
activities:
  Payments under capital lease obligations.......  (1,593)   (1,958)     (990)
  Principal payments on note payable.............  (1,819)  (10,506)   (4,639)
  Proceeds from note payable.....................  16,300    10,200     3,490
  Proceeds from issuance of common stock, net....  23,276       337       152
                                                 --------- --------- ---------
    Net cash provided by (used in) financing
      activities.................................  36,164    (1,927)   (1,987)
                                                 --------- --------- ---------
Net increase (decrease) in cash..................  10,393   (12,889)   (2,928)
Cash and cash equivalents at beginning of period.   5,424    15,817     2,928
                                                 --------- --------- ---------
Cash and cash equivalents at end of period....... $15,817    $2,928       $--
                                                 ========= ========= =========
Supplemental disclosure of cash flow information
  Cash paid for interest.........................  $1,240    $2,074    $1,124
Supplemental disclosure of noncash financing
activities
  Acquisition of equipment under capital leases..    $147       $--    $3,139
  Issuance of warrants...........................     $57       $94      $132


The accompanying notes are an integral part of the financial statements.

                 INTEGRATED PACKAGING ASSEMBLY CORPORATION

                       NOTES TO FINANCIAL STATEMENTS


NOTE 1-THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Integrated Packaging Assembly Corporation (the "Company"), an independent semiconductor packaging foundry, was incorporated in California on April 28, 1992 and reincorporated in Delaware on June 19, 1997. The Company assembles and packages integrated circuits from wafers consigned by its customers. The Company's focus is on quad flat packages ("QFPs"), thin quad flat packages ("TQFPs"), ball grid array packages ("BGAs") and chip scale packaging ("CSPs"), which are used in complex integrated circuits with high pin-counts in the personal computer and telecommunications industries. The Company's operations are considered a single business segment within the United States.

Basis of Presentation

     As a result of a reduction in orders from the Company's customers, the Company has significant excess production capacity. The reduction in revenues and underutilization of capacity and resultant underabsorption of fixed costs resulted in operating losses which have continued into 1999. As a result of the operating losses and cost of capital additions, the Company believes that it will need additional financing to meet its projected working capital and other cash requirements through 1999. While there can be no assurance that the Company can obtain such financing when needed, the Company has taken actions to improve liquidity.

     In June 1998, the Company was notified by the Nasdaq Stock Market that its common stock did not comply with Nasdaq's $1.00 minimum bid price requirement and that the Company's Common Stock would be delisted. Effective November 18, 1998, the Company's Common Stock was delisted from the Nasdaq Stock Market. The Common Stock of the Company is currently traded on the OTC Bulletin Board.

     At the end of the second quarter of 1998, the Company ceased making scheduled repayments of its debt balance outstanding relating to its Equipment Notes Payable and its capital leases. Certain of these debt facilities require that the Company maintain certain financial covenants. The Company has been out of compliance with certain of these covenants since the second quarter of 1998. As a result of the covenant noncompliance and failure to make scheduled repayments, the entire balance due has been classified as a current liability since June 1998.

     In October 1998, the Company entered into an accounts receivable factoring agreement with its bank that replaced its bank line of credit. The agreement was amended in December 1998, and provides, through June 1, 1999, for borrowings up to the lesser of $2.8 million or 80% of eligible accounts receivable.

     In December 1998, the Company obtained an additional $7 million bank line of credit. This line, which is guaranteed by a third party, is available to finance operations and working capital needs through May 31, 1999.

     Certain of the Company's secured creditors commenced legal actions against the Company seeking monetary damages and recovery of the financed equipment. In connection with the December 1998 bank financing, the Company obtained forbearance agreements from the secured creditors through May 31, 1999. The forbearance agreements require, among other things, that the Company make monthly payments through May 31, 1999.

                INTEGRATED PACKAGING ASSEMBLY CORPORATION

                     NOTES TO FINANCIAL STATEMENTS

     The Company does not have any material defenses against these legal actions. An adverse outcome in any of the actions would have a material adverse effect on the Company and if the Company forbearance agreements do not remain in effect for each of the lenders, the Company will be forced to seek protection under the bankruptcy laws or cease operations.

     The Company is in the process of determining compliance of its systems as part of a program to address the risks related to the Year 2000 problem. The ability of the Company to complete the program is dependant upon the availability of sufficient financial resources to address any issue that may arise. An inability to address the Year 2000 problem may have a material adverse effect on the Company.

     The Company is currently seeking immediate additional financing, to address its working capital needs and to provide funding for capital expenditures. There can be no assurance, however, that financing will be available on terms acceptable to the Company, if at all. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders will be substantially diluted and such equity securities may have rights, preference or privileges senior to those of the holders of the Company's Common Stock. If adequate funds are not available on acceptable terms, the Company's business, financial condition and results of operations would be materially adversely affected. In such event, the Company would be required to substantially curtail, cease or liquidate its operations and reorganize its indebtedness. Although the Company is pursuing additional equity and debt financing, there can be no assurance that such financing will be obtained. The Company is also evaluating the possible sale or merger of the Company, but there can be no assurance that such a transaction can be completed on terms acceptable to the Company, if at all.

     These financial statements have been prepared on a going concern basis and, therefore, do not include any adjustment that might result from these uncertainties.

Fiscal year

     In 1997, the Company changed its fiscal year end to December 31. Prior to 1997, the Company's fiscal quarters and year ended on the Sunday nearest the calendar quarter end and December 31, respectively. For purposes of financial statement presentation, each fiscal year is presented as having ended on December 31 and each fiscal quarter is presented as having ended on the calendar quarter end. Fiscal year 1996 consisted of 52 weeks or 364 days. Fiscal 1997 consisted of 367 days. Fiscal 1998 consisted of 365 days. The effect of the different number days in the fiscal years on revenues and net income (loss) was insignificant.

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

                INTEGRATED PACKAGING ASSEMBLY CORPORATION

                     NOTES TO FINANCIAL STATEMENTS

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

     In December 1996, the Company acquired a real estate parcel and facilities, including the building that it had operated in since 1993, for $9.2 million. The Company has allocated its purchase cost among land, buildings and improvements in proportion to fair market value. The building was depreciated over 30 years, with building improvements depreciated over 5 to 15 years. In January 1998, the real estate parcel and buildings on the parcel were sold and the Company entered into a lease for the building that it occupies. See Note 5.

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

Stock options

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation for stock options is generally measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company adopted the disclosure only requirements of SFAS 123.

                INTEGRATED PACKAGING ASSEMBLY CORPORATION

                     NOTES TO FINANCIAL STATEMENTS

Net income (loss) per share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during the fourth quarter of 1997. This statement simplifies the standards for computing earnings per share (EPS) previously defined in Accounting Principles Board Opinion No. 15, "Earnings Per Share." All prior-period earnings per share data has been restated in accordance with SFAS 128. SFAS 128 requires presentation of both Basic EPS and Diluted EPS on the face of the Statement of Operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants.

               INTEGRATED PACKAGING ASSEMBLY CORPORATION

                    NOTES TO FINANCIAL STATEMENTS

     Following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations under SFAS 128:


(In thousands, except per share amounts)         Year Ended December 31,
                                           -----------------------------------
                                              1996        1997        1998
                                           ----------- ----------- -----------
Basic EPS Computation:
Net income (loss)..........................    $2,317    ($15,002)   ($29,776)
                                           =========== =========== ===========
Weighted-average common shares outstanding.    11,730      13,898      14,046
                                           =========== =========== ===========
Basic earnings (loss) per share............     $0.20      ($1.08)     ($2.12)
                                           =========== =========== ===========
Diluted EPS Computation:
Net income (loss)..........................    $2,317    ($15,002)   ($29,776)
                                           =========== =========== ===========
Weighted-average common shares outstanding.    11,730      13,898      14,046

Plus shares from assumed conversions:
  Convertible preferred stock..............     1,310          --          --
  Effect of dilutive options and warrants..     1,117          --          --
                                           ----------- ----------- -----------
Weighted-average common shares used for
  diluted earnings (loss) per share........    14,157      13,898      14,046
                                           =========== =========== ===========
Diluted earnings (loss) per share..........     $0.16      ($1.08)     ($2.12)
                                           =========== =========== ===========

Antidilutive Securities*
Options and warrants outstanding at end of
  period...................................       216       2,186       2,501
                                           =========== =========== ===========

Weighted-average exercise price............     $9.49       $3.04       $1.43
                                           =========== =========== ===========

* Antidilutive securities consist of options and warrants not included in the computation of dilutive earnings per share because i) the exercise price of each of these options was greater that the average market price of the Company's Common Stock during the period or ii) the Company incurred a net loss during the period resulting in all options and warrants outstanding being antidilutive.

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

                INTEGRATED PACKAGING ASSEMBLY CORPORATION

                      NOTES TO FINANCIAL STATEMENTS


NOTE 2 - BALANCE SHEET COMPONENTS:
         (In thousands)

                                                  December 31,
                                              ---------------------
                                                 1997       1998
                                              ---------- ----------
Inventory
  Raw Materials...............................   $2,176     $1,509
  Work in process.............................      161        195
                                              ---------- ----------
                                                 $2,337     $1,704
                                              ========== ==========

Property and equipment
  Land........................................   $3,827        $--
  Buildings and improvements..................    8,890        701
  Machinery and equipment.....................   42,784     29,533
  Office and computer equipment...............      793        705
  Furniture and fixtures......................      312        257
  Deposits on machinery and equipment.........      595         --
                                              ---------- ----------
                                                 57,201     31,196
  Less: accumulated depreciation..............  (11,074)   (17,266)
                                              ---------- ----------
                                                $46,127    $13,930
                                              ========== ==========

Property and equipment acquired under capital
leases included above
  Machinery and equipment.....................   $7,819     $8,688
  Office and computer equipment...............       36         36
  Furniture and fixtures......................       57         57
                                              ---------- ----------
                                                  7,912      8,781
  Less: accumulated depreciation..............   (3,919)    (5,052)
                                              ---------- ----------
                                                 $3,993     $3,729
                                              ========== ==========

Accrued expenses and other liabilities
  Accrued payroll and related expenses........     $762       $771
  Accrued income tax..........................      456        456
  Other accrued liabilities...................    1,751      1,581
                                              ---------- ----------
                                                 $2,969     $2,808
                                              ========== ==========


                INTEGRATED PACKAGING ASSEMBLY CORPORATION

                      NOTES TO FINANCIAL STATEMENTS

NOTE 3-RESEARCH AND DEVELOPMENT ARRANGEMENT:

     In February 1995, the Company joined a consortium (the "Consortium") of semiconductor companies which entered into a research and development contract with the Advance Research Projects Agency (ARPA), a United States Government agency. Under this agreement, ARPA will provide funds based on the completion of milestones approved by ARPA and the Consortium. The agreement expired in 1997. Income generated from the research and development contract was recognized upon the completion of milestones, which approximates the percentage of completion method. Accordingly, amounts totaling $228,000 and $123,500 were recognized under this agreement during 1996 and 1997, respectively, and included in interest and other income. Additionally during 1996, the Company received $289,000 from ARPA which it used to reduce the cost of equipment acquired. The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, the agreement requires the Company to use its best efforts to achieve specified results as per the agreement. The Company retains ownership of the intellectual property developed under the contract.

NOTE 4-EQUIPMENT IMPAIRMENT CHARGE:

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

     During the second quarter of 1998, the Company recorded charges related to the impairment of its manufacturing equipment of $18.2 million. These adjustments related to recording reserves against the carrying value of manufacturing equipment. The impairment is a result of continued adverse conditions in the semiconductor industry, and historical as well as forecasted manufacturing equipment underutilization, resulting in an estimation that the value of the manufacturing equipment will not be fully recovered. The fair value of manufacturing equipment was based upon an independent estimate of fair values.

     During the second quarter of 1997, the Company took a $3 million charge for impaired assets. This charge included a $2.4 million reserve related to equipment used for the production of certain products with limited future demand, and a $500,000 reserve for the cancellation of purchase orders for equipment which the Company has determined to be surplus in relation to current demand.

NOTE 5-LEASING ARRANGEMENTS AND COMMITMENTS:

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

              INTEGRATED PACKAGING ASSEMBLY CORPORATION

                    NOTES TO FINANCIAL STATEMENTS

purchase 171,428 shares of common stock at $1.31 per share and are exercisable for seven years. The warrants were valued at $132,000 using a Black-Scholes valuation model.

     At the end of the second quarter of 1998, the Company ceased making scheduled payments on its capital leases. All of the lessors have commenced legal actions against the Company seeking monetary damages and recovery of the leased equipment. In December 1998, the Company obtained forbearance agreements from the lessors through May 31, 1999. All capital lease obligations, including purchase options, are classified as current liabilities as of December 31, 1998.

     The Company incurred rent expense under a noncancelable operating lease until December 1996 when the Company purchased the facility it had been leasing. In January 1998, in connection with the sale of its facility (see
Note 5), the Company entered into a noncancelable operating lease for the 82,390 square foot building on the facility that it occupies. The lease is for ten years, with options to extend. In November 1997, the Company entered into a noncancelable operating lease for a 2500 square foot portion of a building for its plating operations. The lease is for five years, with an option to extend. Rent expense was $216,000, $46,000 and $1,054,000 in 1996, 1997 and 1998, respectively.

     Future minimum lease payments over the next five years and thereafter under operating leases at December 31, 1998 are as follows (in thousands):


                                    Building
                                     Leases
                                   ----------

     Year ending December 31:
     1999..........................   $1,059
     2000..........................    1,162
     2001..........................    1,166
     2002..........................    1,264
     2003..........................    1,370
     Thereafter....................    5,405
                                   ----------
     Total minimum payments........  $11,426
                                   ==========


     In 1993, 1994, 1996, and 1998 in connection with arranging capital leases, the Company issued to the lessors warrants to purchase an aggregate of 628,978 shares of common stock at exercise prices ranging from $0.77 to $8.00. The estimated value of these warrants at the time of issuance, as determined by the Company, is being amortized as interest expense over the period the leases are outstanding. The warrants are exercisable at any time prior to 2001 (28,750 shares), 2003 (100,000 shares), 2004 (328,800 shares) and 2005
(171,428 shares). None of the warrants had been exercised at December 31, 1998.

              INTEGRATED PACKAGING ASSEMBLY CORPORATION

                    NOTES TO FINANCIAL STATEMENTS

NOTE 6-BANK DEBT and DEBT NOTES PAYABLE:

                                 December 31,
                              --------------------
                                1997      1998
                              --------- ---------

  Bank debt...................     $--    $2,816
  Bank term note payable......   2,375        --
  Equipment notes payable.....   9,766     8,583
  Real estate loan............   6,601        --
                              --------- ---------
                                18,742    11,399
  Less current portion........  (4,576)       --
                              --------- ---------
                               $14,166   $11,399
                              ========= =========


Bank Debt

     In December 1997, the Company entered into a line of credit agreement with a bank, which provides, through December 1998, for borrowings up to the lesser of $5,000,000 or 80% of eligible accounts receivable. At December 31, 1997, no amounts were outstanding under this line of credit. Borrowings under the line of credit accrued interest at the bank's prime rate (8.5% per annum at December 31, 1997) plus 1.25% and were collateralized by the assets of the Company. The agreement required the Company to maintain certain financial covenants, including a liquidity ratio, minimum tangible net worth, maximum debt to tangible net worth, quarterly profitability and prohibits the Company from the payment of dividends without prior approval by the bank. At December 31, 1997, the Company was in compliance with such covenants.

     In October 1998, the Company entered into an accounts receivable factoring agreement with its bank that replaced its bank line of credit. Borrowings under the agreement are collateralized by the assets of the Company. The agreement was amended in December 1998, and provides, through June 1, 1999, for borrowing up to the lesser of $2.8 million or 80% of eligible accounts receivable. The bank charges an administration fee of 0.5% of the gross accounts receivable factored and a monthly interest charge of 1.25% of the average balance owed. As of December 31, 1998, the Company owed $1,461,000 under this agreement.

     In December 1998, the Company obtained an additional $7 million bank line of credit. This line, which is guaranteed by a third party, is available to finance operations and working capital needs through May 31, 1999. The line, which includes limits on monthly borrowings, accrues interest at the bank's prime rate (7 3/4% per annum at December 31, 1998). As of December 31, 1998, $1,355,000 was outstanding under this line.

Bank Term Note Payable

     The Company was in default under certain of the required financial covenants at the end of the second quarter of 1998 and the loan was paid in full August 1998.

                INTEGRATED PACKAGING ASSEMBLY CORPORATION

                      NOTES TO FINANCIAL STATEMENTS

Equipment Notes Payable

     In 1995 and 1997, the Company entered into borrowing facilities with a number of lenders, allowing the Company to finance 70% to 80% of the cost of collateralized machinery and equipment. Borrowings under these facilities accrued interest at rates ranging from 7.75% to 14.0% per annum with terms ranging from 36 to 48 months. Certain of the credit facilities require the Company to maintain certain financial covenants including minimum tangible net worth, quarterly revenues and quarterly income before taxes, depreciation and amortization (EBITDA).

     At the end of the second quarter of 1998, the Company ceased making scheduled payments on the equipment notes and was in default under certain of the required financial covenants. All of the note holders have commenced legal actions against the Company seeking monetary damages and recovery of financial equipment. In connection with the December 1998 bank financing, the Company obtained forbearance agreements from the note holders through May 31, 1999. All equipment note obligations are classified as current liabilities as of December 31, 1998.

Real Estate Loans

     In December 1996, the Company borrowed $6.5 million from a bank to provide temporary financing for the acquisition of its facilities. The loan accrued interest at 2.25% over the rate for 30 day certificates of deposit and was collateralized by a certificate of deposit of equivalent value. The Company has classified this loan as long-term at December 31, 1996 based on the refinancing disclosed as follows.

     On March 25, 1997, the Company closed a mortgage loan with an insurance company, which provided the Company with a $6.7 million five year term loan. The loan was secured by the land, buildings and improvements purchased in December 1996. The loan accrued interest at 8.5% and was payable in equal monthly installments of $58,000 with a balloon payment of $5.9 million due after five years. The proceeds of this mortgage loan were used to pay off and retire the $6.5 million real estate loan. In January 1998, the Company sold its facility that consisted of land and two buildings with approximately 138,336 square space of building space. Net proceeds from the sale of the facilities were $7.3 million, net of the elimination of $6.6 million of mortgage debt, fees, commissions and closing costs.

     The Company is now leasing the approximately 82,390 square foot building on the facility that it occupies. See Note 5.

Warrants

     In connection with the bank debt and various loan agreements, the Company issued to the lenders warrants to purchase an aggregate of 202,483 shares of common stock at exercise prices ranging from $3.30 to $4.60. The estimated value of these warrants at the time of issuance, as determined by the Company, is being amortized as interest expense over the terms of the loans. The warrants are exercisable at any time prior to 2000 (21,740 shares), 2002 (10,000 shares), 2004 (72,917 shares) and 2005 (97,826 shares). None of the warrants had been exercised at December 31, 1998.

               INTEGRATED PACKAGING ASSEMBLY CORPORATION

                     NOTES TO FINANCIAL STATEMENTS

NOTE 7-STOCK PLANS:

1993 Stock Option Plan

     In April 1993, the Board of Directors and shareholders adopted the 1993 Stock Option Plan (the "Plan") which as amended, provides for the grant of incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase up to 2,514,921 shares of Common Stock. ISOs may be granted to employees and NSOs may be granted to either employees or consultants. In accordance with the Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of Common Stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The Plan provides that the options shall be exercisable over a period not to exceed ten years and shall vest as determined by the Board of Directors. Substantially all of the options vest 25% one year after the date of grant and 1/48 each month thereafter. Compensation expense of approximately $200,000 was recognized on stock options granted between June and November 1995, and is being amortized over the four year vesting period.

Director Stock Option Plan

     In December 1995, the Company adopted a Director Stock Option Plan (the "Director Plan"). A total of 100,000 shares of Common Stock have been authorized for issuance under the Director Plan. The Director Plan provides for the grant of NSOs to non-employee directors of the Company. The Director Plan provides that each non-employee director who joins the Board will automatically be granted an NSO to purchase 20,000 shares of Common Stock on the date upon which such person first becomes a non-employee director (the "Initial Grant"). In addition, each non-employee director will automatically receive an NSO to purchase 5,000 shares of Common Stock upon such director's annual re-election to the Board, provided the director has been a member of the Board for at least six months upon the date of such re-election (the "Subsequent Grant"). The Initial Grant vests and becomes exercisable as to 25% of the shares one year after the date of grant and as to 1/48 of the shares each month thereafter, and each Subsequent Grant shall become exercisable as to 1/12 of the shares each month following the date of grant, both subject to the director's continuous service. The exercise price of all stock options granted under the Director Plan is equal to the fair market value of the Company's Common Stock on the date of grant. Options granted under the Director Plan have a term of ten years. Unless terminated sooner, the Director Plan will terminate in 2006. Options for 20,000 shares were granted in 1997 under the Director Plan.

1997 Non Statutory Stock Plan

     In October 1997, the Board of Directors adopted the 1997 Non-Statutory Stock Plan, which, as amended, provides for the grant of non-qualified stock options to purchase up to 750,000 share of Common Stock. The NSOs may only be granted to non-executive officer employees. In accordance with the Plan, the stated exercise price shall not be less than 85% of the estimated fair market value of the Common Stock on the date of grant of the NSO. The options shall be exercisable over a period not to exceed ten years and shall vest 25% after the year of grant and 1/48 each month thereafter. Options for 463,000 shares were granted in 1998 under this plan.

              INTEGRATED PACKAGING ASSEMBLY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS

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

Restricted Common Stock

     In September 1995, 398,333 shares of restricted Common Stock were sold to employees upon exercise of stock options then outstanding. Each unvested share of this restricted Common Stock is subject to repurchase by the Company at the employees' exercise price if an employee terminates before such shares vest. In 1996 and 1997, respectively, 170,312 and 67,082 vested shares were converted into unrestricted shares, and 73,750 and 55,314 shares were repurchased by the Company from terminated employees. The remaining 31,875 restricted shares outstanding were fully vested as of December 31, 1998.

1996 Employee Stock Purchase Plan

     The Company's 1996 Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors and shareholders in December 1995, and became effective upon the closing of the Company's initial public offering on February 28, 1996. Under the Purchase Plan, a total of 400,000 shares of Common Stock has been reserved for issuance to eligible employees. The Purchase Plan allows employees to purchase shares through payroll deductions at 85% of the fair market value of the Common Stock at the beginning or the end of the applicable twelve-month purchase period. The Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the U.S. Internal Revenue Code. Unless terminated sooner, the Purchase Plan
will terminate ten years from its effective date.   During 1996, 1997, and
1998, respectively, 25,062, 59,656 and 155,051 shares, respectively, were issued under the Plan.

               INTEGRATED PACKAGING ASSEMBLY CORPORATION

                    NOTES TO FINANCIAL STATEMENTS

Summary of Option Activity

     The following table summarizes the Company's stock option activity and related weighted average exercise price within each category for each of the years ended December 31, 1996, 1997, and 1998.


                            1996                1997                1998
                    ------------------- ------------------- --------------------
                               Weighted            Weighted             Weighted
                               Average             Average              Average
                      Shares    Price     Shares    Price     Shares     Price
                    ---------- -------- ---------- -------- ----------- --------
Options outstanding
  at Jan. 1.........  550,633    $1.04    890,200    $4.85   1,599,154    $3.18
Options granted.....  484,848    $8.74  1,295,745    $3.03   1,498,124    $1.02
Options canceled....  (68,126)   $0.33   (519,829)   $5.90  (1,307,386)   $3.76
Options exercised...  (77,155)   $6.04    (66,962)   $1.35    (109,895)   $0.22
                    ---------- -------- ---------- -------- ----------- --------
Options outstanding
  at Dec. 31........  890,200    $4.85  1,599,154    $3.18   1,679,997    $1.00
                    ========== ======== ========== ======== =========== ========
Options exercisable
  at Dec. 31........  147,944    $0.88    219,400    $4.52     592,322    $0.91
                    ========== ======== ========== ======== =========== ========
Available for grant
  at Dec. 31........  509,301             483,385              792,647
                    ==========          ==========          ===========



     Significant option groups outstanding at December 31, 1998, after giving effect to the repricing discussed previously, and the related weighted average exercise price and remaining contractual life information are as follows:



                                                                Weighted
                                                                Average
                            Outstanding        Exercisable     Remaining
Options with exercise    ------------------ ------------------    Life
prices ranging from        Shares    Price    Shares    Price   (Years)
------------------------ ---------- ------- ---------- ------- ----------

$0.10 - $0.97............  337,404   $0.51    146,525   $0.32          8
$1.00 - $1.50............1,294,093   $1.06    436,806   $1.06          9
$1.59 - $3.50............   48,000   $2.54      8,637   $3.06          9
$9.50....................      500   $9.50        354   $9.50          7
                         ---------- ------- ---------- ------- ----------
Options outstanding
  at Dec. 31.............1,679,997   $1.00    592,322   $0.91          8
                         ========== ======= ========== ======= ==========



Fair Value of Stock Options and Employee Purchase Rights

     The Company has four stock option plans, which reserve shares of Common Stock for issuance to employees, officers, directors and consultants. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the accompanying statement of operations for the stock option plans, except for $200,000 which was recognized on stock options granted between June and November 1995, and which is being amortized over a four year vesting period. In January 1996, The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation".

                INTEGRATED PACKAGING ASSEMBLY CORPORATION

                     NOTES TO FINANCIAL STATEMENTS

     For the Stock Option Plan, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996, 1997 and 1998 respectively: dividend yield of 0% in all three years; expected life of 4 years for each year; expected volatility of 57%, 65% and 65%; and risk-
free interest rates of 6.2%, 6.1% and 5.8%.   The weighted-average fair value
of those stock options granted in 1996, 1997 and 1998 was $4.33, $1.72 and $0.55 per option, respectively.

     The fair value of the employees' purchase rights for the Purchase Plan, which was initiated on February 28, 1996, was estimated at the beginning of the offering period using the Black-Scholes option pricing model with the following assumptions used for 1996, 1997, and 1998, respectively: dividend yield of 0%; an expected life of six months; expected volatility of 56%, 65% and 65%; and risk-free interest rate of 5.3%. The weighted-average fair value of these purchase rights granted in 1996, 1997 and 1998 was $2.20, $3.12 and $0.64, respectively, per right.

     Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, the Company's net income (loss) and income (loss) per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                                           1996        1997        1998
                                        ----------- ----------- -----------

Net income (loss) as reported...........    $2,317    ($15,002)   ($29,776)
Net income (loss), pro forma............    $1,923    ($15,708)   ($30,633)

Net income (loss) per share as reported

  Basic.................................     $0.20      ($1.08)     ($2.12)
  Diluted...............................     $0.16      ($1.08)     ($2.12)
Net income (loss) per share, pro forma

  Basic.................................     $0.16      ($1.13)     ($2.18)
  Diluted...............................     $0.13      ($1.13)     ($2.18)


     The pro forma amounts reflect compensation expense related to 1996, 1997 and 1998 stock option grants and purchase rights only. In future years, the annual pro forma compensation expense will increase relative to the fair value of stock options granted in those future years.

               INTEGRATED PACKAGING ASSEMBLY CORPORATION

                    NOTES TO FINANCIAL STATEMENTS

NOTE 8-INCOME TAXES:

     In 1997 and 1998, the Company incurred net operating losses and recorded no provision for income taxes. The tax provision for 1996 current taxes consists of the following (in thousands):


                                              December 31,
                                                 1996
                                              ----------

          Current:
            Federal...........................      $13
            State.............................      169
                                              ----------
                                                    182
                                              ----------
          Deferred:
            Federal...........................      489
            State.............................     (141)
                                              ----------
                                                    348
                                              ----------
                                                   $530
                                              ==========

     The tax provision reconciles to the amount computed by multiplying income before tax by the U.S. statutory rate (34%) as follows (in thousands):



                                              December 31,
                                                 1996
                                              ----------

          Provision at statutory rate.........     $968
          Benefits of carryforwards...........      (68)
          State taxes, net of federal benefit.      175
          Use of valuation allowance..........     (475)
          Other...............................      (70)
                                              ----------
                                                   $530
                                              ==========

     Deferred income tax assets comprise the following (in thousands):

                                                December 31,
                                              1997       1998
                                           ---------- ----------

Federal and state credit carryforwards.....   $1,689     $2,437
Federal and state net operating loss
  carryforwards............................    8,631     14,282
Provisions for impaired assets.............       --      7,568
Leases, treated as operating for tax.......   (1,592)    (2,961)
Depreciation...............................   (3,165)    (4,154)
Reserves and accruals......................      587        763
Other......................................     (201)       (16)
                                           ---------- ----------
Deferred tax assets (liability)............    5,949     17,919
Less valuation allowance...................   (5,949)   (17,919)
                                           ---------- ----------
  Net deferred tax asset (liability).......      $--        $--
                                           ========== ==========

               INTEGRATED PACKAGING ASSEMBLY CORPORATION

                     NOTES TO FINANCIAL STATEMENTS

     At December 31, 1998, the Company had federal and state net operating loss and tax credit carryforwards ("NOLs") of approximately $35,000,000 and $20,000,000, respectively, which can be used to reduce future taxable income. These NOLs expire through 2014, if not utilized. The availability and timing of these carry forwards to offset the taxable income maybe limited due to the occurrence of certain events, including change of ownership.

     The Tax Reform Act of 1996 limits the use of NOLs in certain situations where changes occur in the stock ownership of a company. The Company experienced such an ownership change as a result of the Company's initial public offering in 1996, resulting in a limitation of the annual utilization of the NOLs generated through the date of the initial public offering.

NOTE 9-CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS:

Concentration of credit risk

     The Company performs ongoing credit evaluations of its customers, which are semiconductor companies, and maintains reserves for estimated credit losses. Write-offs of accounts receivable were insignificant in all periods presented. At December 31, 1997, four customers accounted for 19%, 15%, 13%
and 10%, respectively, of accounts receivable.   At December 31, 1998,  two
customer accounted for 27% and 16%, respectively.

Significant customers

                                               Year Ended December 31,
                                              ------- ------- -------
                                               1996    1997    1998
                                              ------- ------- -------
Customers comprising 10% or more of the
Company's revenues for the periods indicated:
    A.........................................     2%     14%     39%
    B.........................................    32%     17%     11%
    C.........................................    --%      1%     11%
    D.........................................    14%     16%      1%
    E.........................................    17%      4%      1%



NOTE 10-LEGAL PROCEEDINGS:

     At the end of the second quarter of 1998, the Company ceased making scheduled repayments of its debt balance outstanding relating to its Equipment Notes Payable and its capital leases. Certain of these debt facilities require that the company maintain certain financial covenants. The Company has been out of compliance with certain of these covenants since the second quarter of 1998. As a result of the covenant noncompliance and failure to make scheduled repayments, the entire balance due has been classified as a current liability since June 1998.

     Certain of the Company's secured creditors commenced legal actions against the Company seeking

              INTEGRATED PACKAGING ASSEMBLY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS

monetary damages and recovery of the financed equipment. In connection with the December 1998 financing, the Company obtained forbearance agreements from the secured creditors through May 31, 1999. The forbearance agreements require, among other things, that the Company make monthly payments through May 31, 1999.

     The Company does not have any material defenses against these legal actions. An adverse outcome in any of the actions would have a material adverse effect on the Company and if the Company cannot obtain further extensions from all of these Plaintiffs, it will be forced to seek protection under the bankruptcy laws or cease operations.

NOTE 11-SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial data for 1997 and 1998 is as follows:


                              First    Second     Third    Fourth
                            --------- --------- --------- ---------
1997:
Net revenues................  $5,575    $3,953    $4,214    $6,002
Gross profit (loss).........    (920)   (1,086)   (1,244)   (1,095)
Net income (loss)...........  (2,473)   (6,088)   (3,271)   (3,170)
Net income (loss) per share
  Basic.....................   (0.18)    (0.44)    (0.23)    (0.23)
  Diluted...................   (0.18)    (0.44)    (0.23)    (0.23)

1998:
Net revenues................   6,965     5,759     5,816     4,741
Gross profit (loss).........  (1,450)   (2,142)   (1,114)   (1,127)
Net income (loss)...........  (2,406)  (21,943)   (2,637)   (2,790)
Net income (loss) per share
  Basic.....................   (0.17)    (1.57)    (0.19)    (0.20)
  Diluted...................   (0.17)    (1.57)    (0.19)    (0.20)


Per share amounts, based on average shares outstanding and potential dilutive shares each quarter, may not add to the total for the year.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------

     Not applicable.

                                    PART III
                                    --------

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     (a) Executive Officers - See the section entitled "Executive Officers in Part I, Item 1 hereof.

     (b) Directors - The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

     The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11.  Executive Compensation
--------------------------------

     The information required by this Item is incorporated by reference to the sections entitled "Compensation of Executive Officers" and "Compensation of Directors" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The information required by this Item is incorporated by reference to the sections entitled "Principal Share Ownership" and "Security Ownership of Management" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

14(a)  Exhibits
---------------

Exhibit
Number       Description of Document
-------      -----------------------

3.1!         Restated Articles of Incorporation.
3.4!         Bylaws, as amended.
10.1!        Form of Indemnification Agreement.
10.2!*       1993 Stock Option Plan and form of Stock Option Agreement.
10.3!*       1996 Employee Stock Purchase Plan and form of Subscription
             Agreement.
10.4!*       1996 Director Stock Option Plan and form of Stock Option
             Agreement.
10.5!        Registration Rights Agreement dated March 24, 1993, as amended.
10.6!        Lease Agreement dated June 16, 1993 between the Company and
             WVP Income Plus VI.
10.7!        Sublease Agreement dated July 15, 1995 between the Company and
             Peripheral Computer Support, Inc.
10.8!        Loan and Security Agreement dated September 15, 1995 between the Company and The CIT Group/Equipment Financing, Inc.
10.9!        Warrant to Purchase Series A Preferred Stock, issued to MMC/
             GATX Partnership No. 1 as of October 7, 1993, as amended.
10.10!       Warrant to Purchase Series A Preferred Stock, issued to
             Phoenix Leasing Incorporated as of October 7, 1993.
10.11!       Warrant to Purchase Series A Preferred Stock, issued to
             Comdisco, Inc. as of March 10, 1994.
10.12!       Warrant to Purchase Series A Preferred Stock, issued to Silicon
             Valley Bank as of July 10, 1995.
10.13!       Warrant to Purchase Series A Preferred Stock, issued to Silicon
             Valley Bank as of July 10, 1995.
10.14!       Warrant to Purchase Series A Preferred Stock, issued to CIT
             Group/Equipment Financing, Inc. as of September 15, 1995.
10.15!       Warrant to Purchase Series A Preferred Stock, issued to
             Comdisco, Inc. as of January 3, 1996.
10.16!!      Sublease Agreement between the Company and Peripheral Computer
             Support dated March 8, 1996.
10.17!!!     Warrant to Purchase Common Stock, issued to MMC/GATX
             Partnership No. 1, dated September 5, 1997.
10.18!!!     Amendment to Warrant to Purchase Series A Preferred Stock,
             issued to MMC/GATX Partnership No. 1, dated September 5, 1997.
10.19!!!     Amendment to Warrant to Purchase Series A Preferred Stock,
             issued to MMC/GATX Partnership No. 1, dated September 5, 1997.
10.20!!!     Lease Agreement dated November 1, 1997, between the Company and
             Jaswinder S. Saini and Surinder K. Saini.
10.21!!!!    Purchase and Sale Agreement dated November 20, 1997, between the Company and Lincoln Property Company N.C., Inc.
10.22!!!!    Lease Agreement dated January 20, 1997, between the Company and
             Lincoln Property Company N.C., Inc.
10.23*       1997 Nonstatutory Stock Option Plan and form of Stock Option
             Agreement.
10.24!!!!!   Amended and Restated Loan and Security Agreement dated December
             31, 1997 between the Company and Silicon Valley Bank.
10.25!!!!!   Warrant to Purchase Stock, issued to Silicon Valley Bank as of
             December 31, 1997.
10.26        Accounts Receivable Purchase Agreement dated October 27, 1998, between the Company and Silicon Valley Bank.
10.27        Accounts Receivable Purchase Agreement Modification Agreement
             dated December 8, 1998, between the Company and Silicon Valley
             Bank.
10.28        Accounts Receivable Purchase Agreement Modification dated
             December 16, 1998, between the Company and Silicon Valley Bank.
10.29        Loan and Security Agreement dated as of December 16, 1998, between the Company and Silicon Valley Bank.
23.1         Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1         Power of Attorney (See page 51).
27.1         Financial Data Schedule.

! Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (file no. 333-326-LA), as amended, filed on January 17, 1996.
!! Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
!!! Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
!!!! Incorporated by reference from the Registrant's Current Report on Form 8-K, filed on January 30, 1997.
!!!!! Incorporated by reference from the Registrant's Annual Report on Form 10-K, for the year ended December 31, 1997.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
(b) Reports on Form 8-K.

    None

(c) Exhibits.

    See Item 14(a) hereof.

(d) Financial Statement Schedules.

   All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                                  SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on March 8, 1999.


                            INTEGRATED PACKAGING ASSEMBLY CORPORATION

                            By: /s/ ALFRED V. LARRENAGA
                                -------------------------------
                                    Alfred V. Larrenaga
                                    Chief Financial Officer


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

   In accordance with the Exchange Act, this report has been signed below on March 8, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.



Signature                                 Title
---------------------------------- -------------------------------------

/s/ PATRICK VERDERICO              President and Chief Executive Officer
----------------------------------
    Patrick Verderico              (Principal Executive Officer)

/s/ ALFRED V. LARRENAGA            Chief Financial Officer
----------------------------------
    Alfred V. Larrenaga            (Principal Financial and
                                    Accounting Officer)

/s/ PHILIP R. CHAPMAN              Director
----------------------------------
    Philip R. Chapman

/s/ GILL COGAN                     Director
----------------------------------
    Gill Cogan

/s/ ERIC A. YOUNG                  Director
----------------------------------
    Eric A. Young