Form 10-K/A
period 1998-12-31
INTEGRATED PACKAGING ASSEMBLY CORP
filed 1999-04-29
CIK 924101

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------
                                Form 10-K/A
(Mark One)
[ x ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934.

                 For the fiscal year ended December 31, 1998

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934.

                 For the transition period from         to
                                                -------    -----
                        Commission File Number 0-27712

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                            77-03090372
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification Number)

2221 Old Oakland Road                               95131-1402
San Jose, California                                (Zip Code)
(Address of principal executive office)

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

                     AMENDED FILING OF FORM 10-K
              TO INCLUDE CERTAIN ADDITIONAL INFORMATION

	This amendment is being filed for the sole purpose of including certain additional information required by Part III of this Form 10-K. All other information in the originally filed Form 10-K was presented as of the March
10, 1999 filing date, or earlier as indicated, and has not been updated in this amended filing.

                             TABLE OF CONTENTS

                                                                       Page
                                                                       ----
Part I

    Item 1.   Business................................................   3
    Item 2.   Properties..............................................  11
    Item 3.   Legal Proceedings.......................................  11
    Item 4.   Submission of Matters to a Vote of Security Holders.....  12

Part II

    Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters.....................................  13
    Item 6.   Selected Financial Data.................................  14
    Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................  15
    Item 7a.  Quantitative and Qualitative Disclosures About Market
              Risk....................................................  23
    Item 8.   Financial Statements and Supplemental Data..............  24
    Item 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.....................  48

Part III

    Item 10.  Directors and Executive Officers of the Registrant......  49
    Item 11.  Executive Compensation..................................  50
    Item 12.  Security Ownership of Certain Beneficial Owners and
              Management..............................................  56
    Item 13.  Certain Relationships and Related Transactions..........  57

Part IV

    Item 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.............................................  58

SIGNATURES............................................................  60

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

Manufacturing

Semiconductor Packaging Services

     The Company has focused on packages designed for assembly using Surface Mount Technology ("SMT") in which leads on integrated circuits are soldered to the surface of the printed circuit board. Within the SMT market, the Company focuses on high pin-count packages, such as Quad Flat Packages ("QFPs") and Thin Quad Flat Packages (TQFPs"). The Company offers twelve different QFP and TQFP families with body sizes ranging from 7x7 mm to 32x32 mm, and with the number of leads available in certain package families ranging from 44 to 376 leads. Integrated circuits packaged by the Company are used in the following applications: personal computers, modems, disk drives, automobiles, cameras and telecommunications, among others. The Company also offers a limited number of packages for emerging packaging technologies, such as Ball Grid Array ("BGA") packages. Since inception, QFPs and TQFPs have accounted for substantially all of the Company's packaging revenues.

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

     To date, the Company has been substantially dependent on a relatively small number of customers Specifically, Atmel, Cirrus Logic and Ford accounted for 39%, 11%, and 11%, respectively, of the Company's revenues in 1998. Cirrus Logic, Intel Corporation and Atmel accounted for 17%, 16% and 14%, respectively, of the Company's revenues in 1997. Cirrus Logic, Tseng Laboratories, and Intel Corporation accounted for 32%, 17% and 14%, respectively, of the Company's revenues in 1996. The Company anticipates that significant customer concentration will continue, although the companies which constitute the Company's largest customers may change from period to period.

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

Executive Officers

     The executive officers of the Company are as follows:


Name                           Age               Position(s)
----------------------------  ----   ---------------------------------------

Patrick Verderico...........   55    President, Chief Executive Officer and
                                     Director
Ernest G. Barrieau III......   43    Executive Vice President, Sales and
                                     Marketing
Gerald K. Fehr..............   61    Executive Vice President, Operations and
                                     Chief Technology Officer
Alfred V. Larrenaga.........   51    Executive Vice President, Finance and
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

     On October 13, 1998, Commerica Bank commenced an action against the Company in Superior Court, Santa Clara County, California (Case #CV 777252). Comerica seeks monetary damages of approximately $2,000,000 and recovery of leased personal property. The Company has stipulated to the entry of a Writ of Possession and Comerica Bank has agreed to forbear execution of the Writ until after May 31, 1999.

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


                                           High       Low
                                        ---------- ----------
Fiscal Year Ended December 31, 1999

  First Quarter.........................    $8.50      $3.50
  Second Quarter........................     5.00       2.50
  Third Quarter.........................     4.00       2.00
  Fourth Quarter........................     2.50       0.50

Fiscal Year Ended December 31, 1998        High       Low
                                        ---------- ----------

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

Item 6.  Selected Financial Data
--------------------------------

                                          Year Ended December 31, (1)
                                  -------- -------- -------- -------- --------
                                    1994     1995     1996     1997     1998
                                  -------- -------- -------- -------- --------
                                     (In thousands, except per share data)

Statement of Operations Data:
   Revenues....................... $3,451  $20,764  $36,402  $19,744  $23,281
   Cost of revenue................  3,438   15,627   28,840   24,089   29,114
                                  -------- -------- -------- -------- --------
  Gross profit (loss).............     13    5,137    7,562   (4,345)  (5,833)
  Operating expenses:
    Selling, general and
      administrative..............  1,309    2,229    3,488    5,167    4,068
    Research and development......    170      694    1,053    1,276    1,101
    Provision for impairment
     of assets....................     --       --       --    3,000   18,200
                                  -------- -------- -------- -------- --------
      Total operating expenses....  1,479    2,923    4,541    9,443   23,369
                                  -------- -------- -------- -------- --------
  Operating income (loss)......... (1,466)   2,214    3,021  (13,788) (29,202)
  Interest and other income.......     54      551    1,210      971    1,209
  Interest expense................   (674)  (1,074)  (1,384)  (2,185)  (1,783)
                                  -------- -------- -------- -------- --------
  Income (loss) before income
    taxes......................... (2,086)   1,691    2,847  (15,002) (29,776)
  Provision for income taxes......     --     (141)    (530)      --       --
                                  -------- -------- -------- -------- --------
  Net income (loss)............... (2,086)   1,550    2,317  (15,002) (29,776)
                                  ======== ======== ======== ======== ========
  Diluted net income (loss)
    per share (1)................. ($1.02)   $0.16    $0.16   ($1.08)  ($2.12)
                                  ======== ======== ======== ======== ========
  Number of shares used to
    compute diluted per share
    data (1)......................  2,051    9,603   14,157   13,898   14,046
                                  ======== ======== ======== ======== ========

                                     1994     1995     1996     1997     1998
                                  -------- -------- -------- -------- --------
  Balance Sheet Data:
    Working capital............... $2,075   $4,773  $15,614  ($5,877) ($16,086)
    Total assets.................. 13,310   28,260   69,639   55,482   18,728
    Long-term obligations /
      deferred gains..............  5,371    7,015   16,926   14,249    1,249
    Mandatorily redeemable
      convertible preferred stock.  8,020   15,981       --       --       --
    Total shareholders' equity
      (deficit)................... (2,764)    (918)  40,761   26,238   (3,207)


(1) See Note 1 of Notes to Financial Statements for an explanation of the method used to shares used in computing per share amounts.

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

     During the second quarter of 1998, the Company recorded charges related to the impairment of its manufacturing equipment of $18.2 million. These charges related to recording reserves against the carrying value of manufacturing equipment. The impairment is a result of continued adverse conditions in the semiconductor industry, and historical as well as forecasted manufacturing equipment underutilization, resulting in the estimation that the value of the manufacturing equipment will not be fully recovered. The fair value of manufacturing equipment was based upon an independent estimate of fair values

     Since 1996, the Company has experienced a decline in the average selling prices for its services and expects that average-selling prices for its services will decline in the future, principally due to intense competitive conditions. A decline in average selling prices of the Company's services, if not offset by reductions in the cost of performing those services, would decrease the Company's gross margins and materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to reduce its cost per unit.

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

Results of Operations

     The following table sets forth, for the periods indicated, certain items in the Company's statement of operations as a percentage of revenues:


                                                Year Ended December 31,
                                           ---------   ---------   ---------
                                             1996        1997        1998
                                          ----------- ----------- -----------

Revenues..................................     100.0%      100.0%      100.0%
Cost of revenues..........................      79.2       122.0       125.0
                                          ----------- ----------- -----------
Gross profit (loss).......................      20.8       (22.0)      (25.0)
Operating expenses:
   Selling, general and administrative....       9.6        26.2        17.5
   Research and development...............       2.9         6.4         4.7
   Provision for impairment of assets.....        --        15.2        78.2
                                          ----------- ----------- -----------
      Total operating expenses............      12.5        47.8       100.4
                                          ----------- ----------- -----------
Operating income (loss)...................       8.3       (69.8)     (125.4)
Interest and other income.................       3.3         4.9         5.2
Interest expense..........................      (3.8)      (11.1)       (7.7)
                                          ----------- ----------- -----------
Income (loss) before income taxes.........       7.8       (76.0)     (127.9)
Provision for income taxes................      (1.4)         --          --
                                          ----------- ----------- -----------
Net income (loss).........................       6.4%     (76.0%)    (127.9%)
                                          =========== =========== ===========




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

Item 8.  Financial Statements and Supplementary Data
------------------------------------------------------

INDEX TO FINANCIAL STATEMENTS

Financial Statements:

                                                                 Page
                                                                 ----
Report of Independent Accountants..............................   25
Balance Sheet as of December 31, 1997 and 1998.................   26
Statement of Operations for the Years Ended December 31, 1996,
          1997 and 1998........................................   27
Statement of Shareholders' Equity for the Years Ended
          December 31, 1996, 1997 and 1998.....................   28
Statement of Cash Flows for the Years Ended December 31, 1996,
          1997 and 1998........................................   29
Notes to Financial Statements..................................   30


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



PricewaterhouseCoopers LLP
San Jose, California
February 8, 1999

               Integrated Packaging Assembly Corporation
                             Balance Sheet
                 (In thousands, except per share data)

                                                        Year Ended
                                                       December 31,
                                                   ---------  ---------
                                                      1997       1998
                                                   ---------- ----------
Assets
  Current assets:
    Cash and cash equivalents......................   $2,928        $--
    Accounts receivable, net of allowance for
      doubtful accounts of $263 and $263...........    3,096      2,105
    Inventory......................................    2,337      1,704
    Prepaid expenses and other current assets......      757        792
                                                   ---------- ----------
    Total current assets...........................    9,118      4,601

  Property and equipment, net......................   46,127     13,930
  Other assets.....................................      237        197
                                                   ---------- ----------
    Total asssets..................................  $55,482    $18,728
                                                   ========== ==========

Liabilities and Shareholders' Equity
  Current liabilities:
    Current portion of bank debt and notes payable.   $4,576    $11,399
    Current portion of capital leases obligations..    1,972      4,324
    Accounts payable...............................    5,478      2,155
    Accrued expenses and other liabilities.........    2,969      2,808
                                                   ---------- ----------
      Total current liabilities....................   14,995     20,686
                                                   ---------- ----------
  Long term portion of notes payable...............   14,166         --
                                                   ---------- ----------
  Long term portion of capital leases obligations..       83         --
                                                   ---------- ----------
  Deferred gain on sale of facilities..............       --      1,249
                                                   ---------- ----------
  Commitments and contingencies (notes 1,5 and 10)
    Shareholders' equity
    Common stock, $.001 par value; 75,000,000
      shares authorized; 13,828,348 and 14,090,794
      shares issued and outstanding................       14         14
    Additional paid-in Capital.....................   40,276     40,607
    Accumulated earnings (deficit).................  (14,052)   (43,828)
                                                   ---------- ----------
      Total shareholders' equity (deficit).........   26,238     (3,207)
                                                   ---------- ----------
      Total liabilities and shareholders' equity...  $55,482    $18,728
                                                   ========== ==========

The accompanying notes are an integral part of the financial statements.

                  Integrated Packaging Assembly Corporation
                           Statement of Operations
                    (In thousands, except per share data)

                                                Year Ended December 31,
                                           ---------   ---------   ---------
                                             1996        1997        1998
                                          ----------- ----------- -----------

   Revenues...............................   $36,402     $19,744     $23,281
   Cost of revenues.......................    28,840      24,089      29,114
                                          ----------- ----------- -----------
  Gross profit (loss).....................     7,562      (4,345)     (5,833)
  Operating expenses:
    Selling, general & administrative.....     3,488       5,167       4,068
    Research & development................     1,053       1,276       1,101
    Provision for impairment of assets....        --       3,000      18,200
                                          ----------- ----------- -----------
      Total operating expenses............     4,541       9,443      23,369
                                          ----------- ----------- -----------
  Operating income (loss).................     3,021     (13,788)    (29,202)
  Interest & other income.................     1,210         971       1,209
  Interest expense........................    (1,384)     (2,185)     (1,783)
                                          ----------- ----------- -----------
  Income (loss) before income taxes.......     2,847     (15,002)    (29,776)
  Provision for income taxes..............      (530)         --          --
                                          ----------- ----------- -----------
  Net income (loss).......................    $2,317    ($15,002)   ($29,776)
                                          =========== =========== ===========
  Per Share data:
    Net income (loss) per share
      Basic...............................     $0.20      ($1.08)     ($2.12)
                                          =========== =========== ===========
      Diluted.............................     $0.16      ($1.08)     ($2.12)
                                          =========== =========== ===========
  Number of shares used to compute
    per share data:
    Basic.................................    11,730      13,898      14,046
                                          =========== =========== ===========
    Diluted...............................    14,157      13,898      14,046
                                          =========== =========== ===========

The accompanying notes are an integral part of the financial statements.

                 Integrated Packaging Assembly Corporation
                     Statement of Shareholder's Equity
                               (In thousands)

                                                          Accumulated
                                           Common Stock     Earnings
                                          Shares   Amount  (Deficit) Totals
                                         -------- -------- -------- --------

Balance at December 31, 1995.............  2,530     $449  ($1,367)   ($918)
  Sales of common stock, net of issuance
    cost of $935.........................  3,450   23,111       --   23,111
  Conversion of Mandatorily Redeemable
    Convertible Preferred Stock into
    Common Stock.........................  7,862   15,981       --   15,981
  Common stock issued under stock plans..     93      182       --      182
  Common stock repurchased under stock
    plans................................    (73)     (17)      --      (17)
  Issuance of warrants...................     --       57       --       57
  Amortization of deferred compensation..     --       48       --       48
  Net income.............................     --       --    2,317    2,317
                                         -------- -------- -------- --------
Balance at December 31, 1996............. 13,862   39,811      950   40,761
  Common stock issued under stock plans..    127      352       --      352
  Common stock repurchased under stock
    plans................................   (161)     (15)      --      (15)
  Issuance of warrants...................     --       94       --       94
  Amortization of deferred compensation..     --       48       --       48
  Net (loss).............................     --       --  (15,002) (15,002)
                                         -------- -------- -------- --------
Balance at December 31, 1997............. 13,828   40,290  (14,052)  26,238
  Common stock repurchased under stock
    plans................................    266      152       --      152
  Common stock repurchased under stock
    plans................................     (2)      (1)      --       (1)
  Issuance of warrants...................     --      132       --      132
  Amortization of deferred compensation..     --       48       --       48
  Net (loss).............................     --       --  (29,776) (29,776)
                                         -------- -------- -------- --------
Balance at December 31, 1998............. 14,092  $40,621  ($43,828) ($3,207)
                                         ======== ======== ======== ========

The accompanying notes are an integral part of the financial statements.

                  Integrated Packaging Assembly Corporation
                           Statement of Cash Flows
                           Increase (Decrease) Cash
                                (In thousands)

                                                    Year Ended December 31,
                                                 --------- --------- ---------
                                                   1996      1997      1998
                                                 --------- --------- ---------

Cash flows from Operating Activities:
  Net income (loss)..............................   2,317   (15,002)  (29,776)

  Adjustments:
    Depreciation and amortization................   3,316     6,426     6,957
    Write down of impaired assets................      --     3,000    18,200
    Gain on sale of facilities, net..............      --        --      (827)
    Changes in assets and liabilities:
      Accounts receivable........................  (3,238)    3,045       990
      Inventory..................................     164      (360)      633
      Prepaid expenses and other assets..........    (161)     (320)     (233)
      Accounts payable...........................     679     2,944    (3,323)
      Accrued expenses and other liabilities.....   1,921    (1,369)      633
                                                 --------- --------- ---------
  Net cash provided by (used in) operating
    activities...................................   4,998    (1,636)   (6,746)
                                                 --------- --------- ---------
Cash flows provided by (used in) investing
activities:
  Acquisition of property and equipment.......... (27,744)  (12,351)   (1,507)
  Purchase of short-term investments............. (25,025)       --        --
  Sales & redemption of short-term investments...  22,000     3,025        --
  Proceeds from sale of facilities, net..........      --        --     7,312
                                                 --------- --------- ---------
    Net cash provided by (used in) investing
      activities................................. (30,769)   (9,326)    5,805
                                                 --------- --------- ---------
Cash flows provided by (used in) financing
activities:
  Payments under capital lease obligations.......  (1,593)   (1,958)     (990)
  Principal payments on note payable.............  (1,819)  (10,506)   (4,639)
  Proceeds from note payable.....................  16,300    10,200     3,490
  Proceeds from issuance of common stock, net....  23,276       337       152
                                                 --------- --------- ---------
    Net cash provided by (used in) financing
      activities.................................  36,164    (1,927)   (1,987)
                                                 --------- --------- ---------
Net increase (decrease) in cash..................  10,393   (12,889)   (2,928)
Cash and cash equivalents at beginning of period.   5,424    15,817     2,928
                                                 --------- --------- ---------
Cash and cash equivalents at end of period....... $15,817    $2,928       $--
                                                 ========= ========= =========
Supplemental disclosure of cash flow information
  Cash paid for interest.........................  $1,240    $2,074    $1,124
Supplemental disclosure of noncash financing
activities
  Acquisition of equipment under capital leases..    $147        $0    $3,139
  Issuance of warrants...........................     $57       $94      $132


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

            INTEGRATED PACKAGING ASSEMBLY CORPORATION

                  NOTES TO FINANCIAL STATEMENTS

     Following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations under SFAS 128:



                    (In thousands, except per share amounts)

                                                  Year Ended December 31,
                                            ---------   ---------   ---------
                                              1996        1997        1998
                                           ----------- ----------- -----------
Basic EPS Computation:
Net income (loss)..........................    $2,317    ($15,002)   ($29,776)
                                           =========== =========== ===========
Weighted-average common shares outstanding.    11,730      13,898      14,046
                                           =========== =========== ===========
Basic earnings (loss) per share............     $0.20      ($1.08)     ($2.12)
                                           =========== =========== ===========
Diluted EPS Computation:
Net income (loss)..........................    $2,317    ($15,002)   ($29,776)
                                           =========== =========== ===========
Weighted-average common shares outstanding.    11,730      13,898      14,046

Plus shares from assumed conversions:
  Convertible preferred stock..............     1,310          --          --
  Effect of dilutive options and warrants..     1,117          --          --
                                           ----------- ----------- -----------
Weighted-average common shares used for
  diluted earnings (loss) per share........    14,157      13,898      14,046
                                           =========== =========== ===========
Diluted earnings (loss) per share..........     $0.16      ($1.08)     ($2.12)
                                           =========== =========== ===========

Antidilutive Securities*
Options and warrants outstanding at end of
  period...................................       216       2,186       2,501
                                           =========== =========== ===========

Weighted-average exercise price............     $9.49       $3.04       $1.43
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

                INTEGRATED PACKAGING ASSEMBLY CORPORATION

                      NOTES TO FINANCIAL STATEMENTS


Recently Issued Accounting  Standard:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133 are not expected to have a material effect on the Company 's financial statements. The standard is effective for the Company in fiscal 2000.

               INTEGRATED PACKAGING ASSEMBLY CORPORATION

                     NOTES TO FINANCIAL STATEMENTS


NOTE 2 - BALANCE SHEET COMPONENTS:
         (In thousands)

                                                  December 31,
                                              ---------  ---------
                                                 1997       1998
                                              ---------- ----------
Inventory
  Raw Materials...............................   $2,176     $1,509
  Work in process.............................      161        195
                                              ---------- ----------
                                                 $2,337     $1,704
                                              ========== ==========

Property and equipment
  Land........................................   $3,827        $--
  Buildings and improvements..................    8,890        701
  Machinery and equipment.....................   42,784     29,533
  Office and computer equipment...............      793        705
  Furniture and fixtures......................      312        257
  Deposits on machinery and equipment.........      595         --
                                              ---------- ----------
                                                 57,201     31,196
  Less: accumulated depreciation..............  (11,074)   (17,266)
                                              ---------- ----------
                                                $46,127    $13,930
                                              ========== ==========

Property and equipment acquired under capital
leases included above
  Machinery and equipment.....................   $7,819     $8,688
  Office and computer equipment...............       36         36
  Furniture and fixtures......................       57         57
                                              ---------- ----------
                                                  7,912      8,781
  Less: accumulated depreciation..............   (3,919)    (5,052)
                                              ---------- ----------
                                                 $3,993     $3,729
                                              ========== ==========

Accrued expenses and other liabilities
  Accrued payroll and related expenses........     $762       $771
  Accrued income tax..........................      456        456
  Other accrued liabilities...................    1,751      1,581
                                              ---------- ----------
                                                 $2,969     $2,808
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


NOTE 5 - LEASING ARRANGEMENTS AND COMMITMENTS:

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

                   NOTES TO FINANCIAL STATEMENTS


NOTE 6 - BANK DEBT and DEBT NOTES PAYABLE:

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

NOTE 7 - STOCK PLANS:

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

1997 Non Statutory Stock Plan

     In October 1997, the Board of Directors adopted the 1997 Non-Statutory Stock Plan, which, as amended, provides for the grant of non-qualified stock options to purchase up to 750,000 shares of Common Stock. The NSOs may only be granted to non-executive officer employees. In accordance with the Plan, the stated exercise price shall not be less than 85% of the estimated fair market value of the Common Stock on the date of grant of the NSO. The options shall be exercisable over a period not to exceed ten years and shall vest 25% after the year of grant and 1/48 each month thereafter. Options for 463,000 shares were granted in 1998 under this plan.

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


                            1996                1997                1998
                    ------------------- ------------------- -------------------
                               Weighted            Weighted            Weighted
                               Average             Average              Average
                      Shares    Price     Shares    Price     Shares     Price
                    ---------- -------- ---------- -------- ----------- -------
Options outstanding
  at Jan. 1.........  550,633    $1.04    890,200    $4.85   1,599,154    $3.18
Options granted.....  484,848    $8.74  1,295,745    $3.03   1,498,124    $1.02
Options canceled....  (68,126)   $0.33   (519,829)   $5.90  (1,307,386)   $3.76
Options exercised...  (77,155)   $6.04    (66,962)   $1.35    (109,895)   $0.22
                    ---------- -------- ---------- -------- ----------- -------
Options outstanding
at Dec. 31........    890,200    $4.85  1,599,154    $3.18   1,679,997    $1.00
                    ========== ======== ========== ======== =========== =======
Options exercisable
at Dec. 31........    147,944    $0.88    219,400    $4.52     592,322    $0.91
                    ========== ======== ========== ======== =========== =======
Available for grant
at Dec. 31........    509,301             483,385              792,647
                    ==========          ==========          ===========



     Significant option groups outstanding at December 31, 1998, after giving effect to the repricing discussed previously, and the related weighted average exercise price and remaining contractual life information are as follows:


                                                                Weighted
                                                                Average
                                                               Remaining
Options with exercise         Outstanding        Exercisable      Life
prices ranging from:       Shares    Price    Shares    Price    (Years)
                         ---------- ------- ---------- ------- ----------

$0.10 - $0.97............  337,404   $0.51    146,525   $0.32          8
$1.00 - $1.50............1,294,093   $1.06    436,806   $1.06          9
$1.59 - $3.50............   48,000   $2.54      8,637   $3.06          9
$9.50....................      500   $9.50        354   $9.50          7
                         ---------- ------- ---------- ------- ----------
Options outstanding
at Dec. 31...............1,679,997   $1.00    592,322   $0.91          8
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

     Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, the Company's net income (loss) and income (loss) per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):


                                           1996        1997        1998
                                        ----------- ----------- -----------
Net income (loss) as reported...........    $2,317    ($15,002)   ($29,776)
Net income (loss), pro forma............    $1,923    ($15,708)   ($30,633)

Net income (loss) per share as reported
  Basic.................................     $0.20      ($1.08)     ($2.12)
  Diluted...............................     $0.16      ($1.08)     ($2.12)
Net income (loss) per share, pro forma
  Basic.................................     $0.16      ($1.13)     ($2.18)
Diluted.................................     $0.13      ($1.13)     ($2.18)


     The pro forma amounts reflect compensation expense related to 1996, 1997 and 1998 stock option grants and purchase rights only. In future years, the annual pro forma compensation expense will increase relative to the fair value of stock options granted in those future years.

               INTEGRATED PACKAGING ASSEMBLY CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES:

     In 1997 and 1998, the Company incurred net operating losses and recorded no provision for income taxes. The tax provision for 1996 current taxes consists of the following (in thousands):

                              December 31,
                                 1996
                              ----------

Current:
  Federal.....................      $13
  State.......................      169
                              ----------
                                    182
                              ----------
Deferred:
  Federal.....................      489
  State.......................     (141)
                              ----------
                                    348
                              ----------
                                   $530
                              ==========

     The tax provision reconciles to the amount computed by multiplying income before tax by the U.S. statutory rate (34%) as follows (in thousands):


                                    December 31,
                                       1996
                                    ----------

Provision at statutory rate.........     $968
Benefits of carryforwards...........      (68)
State taxes, net of federal benefit.      175
Use of valuation allowance..........     (475)
Other...............................      (70)
                                    ----------
                                         $530
                                    ==========

     Deferred income tax assets comprise the following (in thousands):

                                           December 31,
                                          1997       1998
                                       ---------- ----------

Federal and state credit carryforwards.   $1,689     $2,437
Federal and state net operating loss
  carryforwards........................    8,631     14,282
Provision for impaired assets..........       --      7,568
Leases, treated as operating for tax...   (1,592)    (2,961)
Depreciation...........................   (3,165)    (4,154)
Reserves and accruals..................      587        763
Other..................................     (201)       (16)
                                       ---------- ----------
Deferred tax assets (liability)........    5,949     17,919
Less valuation allowance...............   (5,949)   (17,919)
                                       ---------- ----------
  Net deferred tax asset (liability)...      $--        $--
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

NOTE 9 - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS:

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


NOTE 10 - LEGAL PROCEEDINGS:

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

NOTE 11 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

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

PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

          (a) Executive Officers - See the section entitled "Executive Officers" in Part I, Item 1 hereof.

          (b) The Company's Board of Directors consists of the following four (4) individuals:


Name                            Age   Principal Occupation
----                            ---   --------------------

Patrick Verderico..............  55   Chief Executive Officer and President of
                                      the Company
Philip R. Chapman..............  37   General Partner, Adler & Company
Gill Cogan.....................  47   General Partner, Weiss, Peck & Greer
Erice A. Young.................  43   General Partner, Canaan Partners


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

          (c)  Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, received by it, or written representations from certain reporting persons, the Company believes that during fiscal 1998 all Section 16 filing requirements were met.

Item 11.  Executive Compensation
--------------------------------

Compensation of Executive Officers

     The following table sets forth all compensation received for services rendered to the Company and the Company's subsidiaries in all capacities during the last three fiscal years by (i) the Company's Chief Executive Officer and (ii) the three other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during fiscal 1998 (collectively, the "Named Executive Officers"):


                       Summary Compensation Table
                                                                    Long-term
                                                                   Compensation
                                                                      Award
                                                                    Securities
                                                      Annual        Underlying
                                                  Compensation(1)   All Other
                                         Year   Salary     Bonus   Compensation
                                         ----- --------- --------- ------------
Patrick Verderico (2)....................1998  $318,269  $116,500           --
   Chief Executive Officer and President.1997   214,617    50,000      400,000

Ernest G. Barrieau III (3)...............1998   190,956    48,985           --
   Executive Vice President, Sales and...1997    54,983    12,015      150,000
   Marketing

Gerald K. Fehr...........................1998   173,460    24,933      100,000
   Executive Vice President, Operations..1997   183,996     6,000           --
   and Chief Technology Officer..........1996   143,000    25,000       10,000

Alfred V. Larrenaga (4)..................1998   167,307    28,995           --
   Executive Vice President, Finance.....1997    53,538     6,000      125,000
   and Chief Financial Officer



--------------------------
(1) Excludes perquisites and other personal benefits which for each Named Executive Officer did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for such officer during any fiscal year.

(2)  Mr. Verderico joined the Company in April 1997.

(3)  Mr. Barrieau joined the Company in October 1997.

(4)  Mr. Larrenaga joined the Company in July 1997.

Option Information

The following tables set forth information regarding stock options granted to the Named Executive Officers during fiscal 1998, as well as options held by such officers as of December 31, 1998.


                    Option Grants in Last Fiscal Year

                                                         Potential Realizable
                                                          Values at Assumed
                          Individual Grants (1)            Annual Rates of
                            % of                         Stock Price (Through
                           Total   Exercise              Expiration Date) (2)
                Option    Options    Price  Expiration    5% per     10% per
Name            Grants    Granted   ($/sh)      Date       Year       Year
                -------   -------  -------- ----------   ---------  --------

Gerald K. Fehr  100,000    21.8%   $1.0625   01/27/08     $66,820   $169,335


(1) Each of these options was granted pursuant to the Company's 1993 Stock Option Plan (the "Option Plan") and is subject to the terms of such plan. These options were granted at an exercise price equal to the fair market value of the Company's Common Stock as determined by the Board of Directors of the Company on the date of grant and, as long as the optionee maintains continuous employment with the Company, vest over a four year period at a rate of 25% of the shares subject to the option on the first anniversary of the date of grant and an additional 1/48th of the shares subject to the option at the end of each one-month period thereafter.

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


              Aggregated Option Exercises in Last Fiscal Year And
                       Fiscal Year-End Option Values

                                             Number of            Value of
                                            Unexercised         Unexercised
                         Shares              Options at          Options at
                        Acquired           Fiscal Year End     Year End End
                           on     Value           (1)                (2)
Name                    Exercise Realized   Vested   Unvested  Vested  Unvested
                        -------- -------- ---------- -------- ---------- ------
Patrick Verderico.......      -        -    166,667  233,333          -      -
Ernest G. Barrieau III..      -        -     43,750  106,250          -      -
Gerald K. Fehr..........      -        -      6,042  103,958          -      -
Alfred V. Larrenaga.....      -        -     41,667   83,333          -      -



-----------------------
(1) In January 1998, all outstanding options were exchanged for new options with an exercise price of $1.0625 per share, which represented the fair market value of the Common Stock on the date of approval for such repricing.

(2) The value of unexercised options at fiscal year end represents the difference between the exercise price of the options and the closing price of the Company's Common Stock on December 31, 1998 of $0.08 per share. As of such date, the exercise price of such options was less than the fair market value of the Common Stock.

Ten Year Option Repricings

     The following table sets forth certain information with respect to the Company's exchange of outstanding options with its executive officers. For further information with respect to such option exchanges, see "Report of the Compensation Committee of the Board of Directors."


                                                                     Length of
                                                                      Original
                                               Market               Option Term
                                   Securities Price of   Exercise    Remaining
                                   Underlying Stock at   Price at   (In Years)
                                    Options   Time of    Time of     at Date of
Name                       Date    Repriced   Repricing  Repricing   Repricing
------------------------ -------- ----------- ---------- ---------- -----------
Patrick Verderico....... 01/27/98    300,000    $1.0625    $4.2500       9
                         01/27/98    100,000     1.0625     3.0625       9
Ernest G. Barrieau III.. 01/27/98    150,000     1.0625     2.0313       9
Gerald K. Fehr.......... 01/27/98     10,000     1.0625     8.7500       8
Alfred V. Larrenaga..... 01/27/98    125,000     1.0625     3.0625       9



(1) The market price of stock at the time of the repricing is the new exercise price of each such option.

Compensation of Directors

     Directors receive no cash remuneration for serving on the Board of Directors. Non-employee directors participate in the Company's Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the grant of nonstatutory stock options to non-employee directors. A total of 100,000 shares of Common Stock has been authorized for issuance under the Director Plan. Each non-employee director who joins the Board will automatically be granted a nonstatutory option to purchase 20,000 shares of Common Stock on the date upon which such person first becomes a director (the "Initial Grant").
In addition, each non-employee director will automatically receive a nonstatutory option to purchase 5,000 shares of Common Stock upon such director's annual re-election to the Board, provided the director has been a member of the Board for at least six months upon the date of such re-election (the "Subsequent Grant"). The exercise price of each option granted under the Director Plan must be equal to the fair market value of the Common Stock on the date of grant. The Initial Grant vests over a four-year period, with 25% of the shares subject to the Initial Grant vesting on the first anniversary of the Initial Grant and the remainder vesting monthly thereafter, and the Subsequent Grant vests monthly over a 12 month period, in each case unless terminated sooner upon termination of the optionee's status as a director or otherwise pursuant to the Director Plan. In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change in control transaction involving the Company, each option becomes exercisable in full or will be assumed or an equivalent option substituted by the successor corporation. Unless terminated sooner, the Director Plan will terminate in 2006. The Director Plan is currently administered by the Board of Directors. The Board has authority to amend or terminate the Director Plan, provided that no such action may impair the rights of any optionee without the optionee's consent. No options were granted under the Director Plan in fiscal 1998.

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

Report of the Compensation Committee of the Board of Directors

     The Compensation Committee (the "Committee") is comprised of Messrs. Chapman and Cogan, each of whom is a non-employee director. The Committee sets, reviews and administers the Company's executive compensation program. The role of the Committee is to establish and recommend salaries and other compensation paid to executive officers of the Company and to administer the Company's stock option plans and employee stock purchase plan. The Committee approves all stock option grants to executive officers, all executive officer base salaries and any cash bonus payments to executive officers and reviews all stock option grants to employees.

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

     Base Salary. The base salaries of executive officers are initially determined by evaluating the responsibilities of the position held and the experience and performance of the individual, with reference to the competitive marketplace for executive talent, including a comparison to base salaries for comparable positions in high growth, technology-based companies of reasonably similar size. The Committee reviews executive salaries annually and adjusts them as appropriate to reflect changes in the market conditions and individual performance and responsibility. During fiscal 1998, salaries for executive officers were increased by 6% to 8%. The Chief Executive Officer's salary was increased from $300,000 to $325,000.

     Bonus. The Company maintains a bonus plan for executive officers which provides for bonuses based on achievement of individual and company performance goals. Specifically, each executive officer can earn from 50% to 63% of his annual base salary in the form of incentive bonus payments if all company and individual performance goals are satisfied. The target Bonus factor for the Chief Executive Officers is 63%. The bonus is based 50% upon achievement of individual performance goals and 50% upon achievement of company performance goals. This bonus program reflects the Committee's view that bonuses should only be paid when the Company and the individual executive achieve predetermined performance goals. Messrs. Verderico, Barrieau, Fehr and Larrenaga were paid bonuses in 1998 in the amounts of $116,500, $48,985, $24,933 and $28,995, respectively. All such bonuses were paid based on achievement of management business objectives.

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


                  Compensation Committee of the Board of Directors

                  Philip R. Chapman
                  Gill Cogan


Comparison of Total Cumulative Stockholder Return

     The following table sets forth the Company's total cumulative stockholder return as compared to the Standard & Poor's 500 Index and the Philadelphia Semiconductor Index for the period February 28, 1996 (the date of the Company's initial public offering) through December 31, 1998. Total stockholder return assumes $100 invested at the beginning of the period in the Common Stock of the Company, the stocks represented in the Standard & Poor's 500 Index and the stocks represented in the Philadelphia Semiconductor Index, respectively. Total return also assumes reinvestment of dividends; the Company has paid no dividends on its Common Stock.

     Historical stock price performance should not be relied upon as indicative of future stock price performance.

                                     2/29/96   12/31/96   12/31/97   12/31/98
                                   ---------- ---------- ---------- ----------
Historical stock price performance:

IPAC...............................   7.5000     8.0781     0.6250     0.0800

S&P 500............................   644.75     740.74     970.43    1229.23

Philadelphia Semiconductor Index...   196.45     240.30     263.63     350.56


Total cumulative stockholder return:

IPAC...............................    100        108         .08        .01

S&P 500............................    100        115         151        191

Philadelphia Semiconductor Index...    100        122         134        178



Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Principal Share Ownership

     As of April 19, 1999, the following persons were known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock:



                                                    Number      Percent
                                                  ----------- -----------
Weiss, Peck & Greer Venture Partners (1).......... 2,524,009        17.9%
Gill Cogan
  555 California Street, Suite 4760
  San Francisco, California 94104

Entities Affiliated with Frederick R. Adler (2)...   977,624         6.9
  1520 South Ocean Boulevard
  Palm Beach, Florida 33480

BankAmerica Corporation (3).......................   880,405         6.2
  950 Tower Lane, Suite 700
  Foster City, California 94404

Canaan Partners (4)...............................   786,358         5.6
Eric A. Young
  2884 Sand Hill Road
  Building 1, Suite 115
  Menlo Park, California 94025



------------
(1) Includes 1,338,308 shares held by WPG Enterprise Fund, L.P. ("Enterprise Fund"), 967,228 shares held by Weiss, Peck & Greer Venture Associates II, L.P. ("VA II"), 206,975 shares held by Weiss, Peck & Greer Venture Associates II (Overseas) Ltd. ("Overseas") and 11,498 shares held directly by Mr. Cogan. Weiss, Peck & Greer Venture Partners II, L.P. ("VP II") is the general partner of Enterprise Fund, VA II and WPG Venture.

(2) Based solely on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 1999. Includes 732,180 shares held by Euro America-I, L.P. ("Euro America"), 203,514 shares held directly by Mr. Adler and 41,930 shares held by Catherine Adler, Mr. Adler's wife, as trustee for the benefit of Mr. Adler's minor children. Mr. Adler disclaims beneficial ownership of the shares held by Euro America, except to the extent that he derives a monetary benefit therefrom. Mr. Chapman, a director of the Company, serves as a venture manager for Euro America. Mr. Chapman holds no voting or dispositive control over shares held by Euro America, and he disclaims beneficial ownership of such shares.

(3) Based solely on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on February 4, 1999. Includes 697,865 shares held by BankAmerica Ventures, 90,000 shares held by BankAmerica Capital Corporation, 87,540 shares held by BA Venture Partners I and 5,000 shares held by NB Holdings Corporation.

(4) Includes 391,304 shares held by Canaan S.B.I.C., L.P. ("SBIC"), 349,434 shares held by Canaan Capital Offshore Limited Partnership C.V. ("Offshore"), 41,870 shares held by Canaan Capital Limited Partnership ("CCLP") and 3,750 shares directly held by Mr. Young. Mr. Young is a director of the Company and is a general partner of each of SBIC, Offshore and CCLP.


Security Ownership of Management

     The following table sets forth the beneficial ownership of the Company's Common Stock as of April 19, 1999 (i) by each director of the Company, (ii) by the Company's Chief Executive Officer and the three other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 during fiscal year 1998 (collectively, "Named Executive Officers"), and (iii) by all current directors and executive officers as a group:

                                          Number       Percent
                                        of Shares      of Total
                                        ---------      --------
Gill Cogan (1).......................... 2,529,009      17.9%
Eric A. Young (2).......................   791,358       5.6
Gerald K. Fehr (3)......................   703,450       5.0
Patrick Verderico (4)...................   208,333        *
Ernest G. Barrieau (5)..................    62,500        *
Alfred V. Larrenaga (6).................    57,292        *
Philip R. Chapman (7)...................    12,187        *
All execuitve officers and
directors as a group (7 persons) (8).... 4,364,129      30.1




*    Less than 1%

(1)  Includes shares held by funds affiliated with Weiss, Peck & Greer.
     Mr. Cogan disclaims beneficial ownership of all such shares, except as to the pecuniary interest therein arising from his interest in such funds. See "Principal Share Ownership." Also includes 5,000 shares issuable upon exercise of options to purchase Common Stock which are exercisable within 60 days of April 19, 1999.

(2) Includes shares held by funds affiliated with Canaan Partners. Mr. Young disclaims beneficial ownership of all such shares, except as to the pecuniary interest therein arising from his interest in such funds. See "Principal Share Ownership." Also includes 5,000 shares issuable upon exercise of options to purchase Common Stock which are exercisable within 60 days of April 19, 1999.

(3) Includes 40,625 shares issuable upon exercise of options to purchase Common Stock which are exercisable within 60 days of April 19, 1999.

(4) Includes 208,333 shares issuable upon exercise of options to purchase Common Stock which are exercisable within 60 days of April 19, 1999.

(5) Includes 62,500 shares issuable upon exercise of options to purchase Common Stock which are exercisable within 60 days of April 19, 1999.

(6) Includes 57,292 shares issuable upon exercise of options to purchase Common Stock which are exercisable within 60 days of April 19, 1999.

(7) Includes 63,027 shares held directly by Mr. Chapman and 12,550 shares held by Susan Chapman, Mr. Chapman's wife, in her name and as trustee for the benefit of Mr. Chapman's children. Also includes 5,000 shares issuable upon exercise of options to purchase Common Stock which are exercisable within 60 days of April 19, 1999.

(8) Includes 383,750 shares issuable upon exercise of options to purchase Common Stock which are exercisable within 60 days of April 19, 1999.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

          None.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

14(a)  Exhibits
---------------

Exhibit
Number       Description of Document
-------      -----------------------

3.1!         Restated Articles of Incorporation.
3.4!         Bylaws, as amended.
10.1!        Form of Indemnification Agreement.
10.2!*       1993 Stock Option Plan and form of Stock Option Agreement.
10.3!*       1996 Employee Stock Purchase Plan and form of Subscription
             Agreement.
10.4!*       1996 Director Stock Option Plan and form of Stock Option
             Agreement.
10.5!        Registration Rights Agreement dated March 24, 1993, as amended.
10.6!        Lease Agreement dated June 16, 1993 between the Company and
             WVP Income Plus VI.
10.7!        Sublease Agreement dated July 15, 1995 between the Company and
             Peripheral Computer Support, Inc.
10.8!        Loan and Security Agreement dated September 15, 1995 between the Company and The CIT Group/Equipment Financing, Inc.
10.9!        Warrant to Purchase Series A Preferred Stock, issued to MMC/
             GATX Partnership No. 1 as of October 7, 1993, as amended.
10.10!       Warrant to Purchase Series A Preferred Stock, issued to
             Phoenix Leasing Incorporated as of October 7, 1993.
10.11!       Warrant to Purchase Series A Preferred Stock, issued to
             Comdisco, Inc. as of March 10, 1994.
10.12!       Warrant to Purchase Series A Preferred Stock, issued to Silicon
             Valley Bank as of July 10, 1995.
10.13!       Warrant to Purchase Series A Preferred Stock, issued to Silicon
             Valley Bank as of July 10, 1995.
10.14!       Warrant to Purchase Series A Preferred Stock, issued to CIT
             Group/Equipment Financing, Inc. as of September 15, 1995.
10.15!       Warrant to Purchase Series A Preferred Stock, issued to
             Comdisco, Inc. as of January 3, 1996.
10.16!!      Sublease Agreement between the Company and Peripheral Computer
             Support dated March 8, 1996.
10.17!!!     Warrant to Purchase Common Stock, issued to MMC/GATX
             Partnership No. 1, dated September 5, 1997.
10.18!!!     Amendment to Warrant to Purchase Series A Preferred Stock,
             issued to MMC/GATX Partnership No. 1, dated September 5, 1997.
10.19!!!     Amendment to Warrant to Purchase Series A Preferred Stock,
             issued to MMC/GATX Partnership No. 1, dated September 5, 1997.
10.20!!!     Lease Agreement dtaed November 1, 1997, between the Company and
             Jaswinder S. Saini and Surinder K. Saini.
10.21!!!!    Purchase and Sale Agreement dated November 20, 1997, between the Company and Lincoln Property Company N.C., Inc.
10.22!!!!    Lease Agreement dated January 20, 1997, between the Company and
             Lincoln Property Company N.C., Inc.
10.23*       1997 Nonstatutory Stock Option Plan and form of Stock Option
             Agreement.
10.24!!!!!   Amended and Restated Loan and Security Agreement dated December
             31, 1997 between the Company and Silicon Valley Bank.
10.25!!!!!   Warrant to Purchase Stock, issued to Silicon Valley Bank as of
             December 31, 1997.
10.26!!!!!!  Accounts Receivable Purchase Agreement dated October 27, 1998, between the Company and Silicon Valley Bank.
10.27!!!!!!  Accounts Receivable Purchase Agreement Modification Agreement
             dated Decmeber 8, 1998, between the Company and Silicon Valley
             Bank.
10.28!!!!!!  Accounts Receivable Purchase Agreement Modification dated
             December 16, 1998, between the Company and Silicon Valley Bank.
10.29!!!!!!  Loan and Security Agreement dated as of December 16, 1998, between the Company and Silicon Valley Bank.
23.1         Consent of PricewaterhouseCoopers LLP, Independent Accountants.
27.1!!!!!!   Financial Data Schedule.

! Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (file no. 333-326-LA), as amended, filed on January 17, 1996.
!! Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

!!! Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
!!!! Incorporated by reference from the Registrant's Current Report on Form 8-K, filed on January 30, 1997.
!!!!! Incorporated by reference from the Registrant's Annual Report on Form 10-K, for the year ended December 31, 1997.
!!!!!! Incorporated by reference from the Registrant's Annual Report on
       Form 10-K for the year ended December 31, 1998.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

(b)    Reports on Form 8-K.

       None

(c)    Exhibits.

       See Item 14(a) hereof.

(d)    Financial Statement Schedules.

       All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                                  SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Amendment to its Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on April 27, 1999.

                            INTEGRATED PACKAGING ASSEMBLY CORPORATION

                            By: /s/ ALFRED V. LARRENAGA
                                -------------------------------
                                    Alfred V. Larrenaga
                                    Chief Financial Officer


   In accordance with the Exchange Act, this amendment has been signed below on April 27, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.



Signature                                 Title
---------------------------------- --------------------------------------

/s/ PATRICK VERDERICO *            President and Chief Executive Officer
----------------------------------
    Patrick Verderico              (Principal Executive Officer)

/s/ ALFRED V. LARRENAGA            Chief Financial Officer
----------------------------------
    Alfred V. Larrenaga            (Principal Financial and
                                    Accounting Officer)

/s/ PHILIP R. CHAPMAN *            Director
----------------------------------
    Philip R. Chapman

/s/ GILL COGAN *                   Director
----------------------------------
    Gill Cogan

/s/ ERIC A. YOUNG *                Director
----------------------------------
    Eric A. Young


*By: /s/ ALFRED V. LARRENAGA
     ----------------------------------
         Alfred V. Larrenaga
         Attorney-in-fact