Form 10-Q
period 1999-04-04
INTEGRATED PACKAGING ASSEMBLY CORP
filed 1999-05-13
CIK 924101

UNITED STATES
               SECURITIES & EXCHANGE COMMISSION
                    Washington, D.C. 20549
               --------------------------------

                          FORM 10-Q

(Mark One)
[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 4, 1999

                              OR

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

                 Commission file number:  0-27712
                 --------------------------------

             INTEGRATED PACKAGING ASSEMBLY CORPORATION
      (Exact name of registrant as specified in its charter)


          Delaware                              77-0309372
(State or other jurisdiction       (I.R.S. Employer Identification No.)
     of incorporation)

         2221 Old Oakland Road
            San Jose, CA                          95131-1402
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

                Yes     X     No
                    ---------    --------

Number of shares of common stock outstanding as of  May 10, 1999:
14,291,691. As of May 10, 1999, the Company also had 4,000,000 shares of Series A Convertible Preferred Stock outstanding which is convertible into 54,995,082 shares of Common Stock.

TABLE OF CONTENTS

Part I.   Financial Information

   Item 1.   Financial Statements
             Condensed Balance Sheet ............................  3
             Condensed Statement of Operations ..................  4
             Condensed Statement of Cash Flows ..................  5
             Notes to Condensed Financial Statements ............  6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations ................  9

Part II.  Other Information

   Item 1.   Legal Proceedings ..................................  19

   Item 4.   Defaults Upon Senior Securities ....................  20

   Item 6.   Exhibits and Reports on Form 8-K ...................  20

   Signatures ...................................................  21

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

                 Integrated Packaging Assembly Corporation
                          Condensed Balance Sheet
                              (In thousands)
                               (Unaudited)

                                                      April 4,   December 31,
                                                        1999         1998
                                                    (Unaudited)
                                                    ------------ ------------
Assets
   Current assets:
      Cash and cash equivalents.....................       $513          $--
      Accounts receivable, net......................      1,820        2,105
      Inventory.....................................      1,481        1,704
      Prepaid expenses and other current assets.....        786          792
                                                    ------------ ------------
         Total current assets.......................      4,600        4,601

   Property and equipment, net......................     12,912       13,930
   Other assets.....................................        210          197
                                                    ------------ ------------
         Total assets...............................    $17,722      $18,728
                                                    ============ ============
Liabilities and Shareholders' Equity
   Current liabilities:
      Current portion of bank debt and
         notes payable..............................    $15,088      $11,399
      Current portion of capital lease obligations..      3,623        4,324
      Accounts payable..............................      1,756        2,155
      Accrued expenses and other liabilities........      2,657        2,808
                                                    ------------ ------------
         Total current liabilities..................     23,124       20,686
                                                    ------------ ------------
   Long term debt...................................         --           --
                                                    ------------ ------------
   Deferred gain on sale of facilities..............      1,214        1,249
                                                    ------------ ------------
   Shareholders' equity:
      Common Stock, $.001 par value; 75,000,000
         shares authorized, 14,291,691 and
         14,090,794 shares issued and outstanding...         14           14
      Additional paid-in capital....................     40,624       40,607
      Accumulated earnings (deficit)................    (47,254)     (43,828)
                                                    ------------ ------------
         Total shareholders' equity (deficit).......     (6,616)      (3,207)
                                                    ------------ ------------
         Total liabilities and shareholders' equity.    $17,722      $18,728
                                                    ============ ============

The accompanying notes are an integral part of these financial statements.

                 Integrated Packaging Assembly Corporation
                     Condensed Statement of Operations
                   (In thousands, except per share data)
                               (Unaudited)

                                                      Three Months Ended
                                                    -----------------------
                                                     April 4,     April 5,
                                                       1999         1998
                                                   ------------ ------------
Revenues...........................................     $3,775       $6,965
Cost of revenues...................................      5,491        8,415
                                                   ------------ ------------
Gross profit (loss)................................     (1,716)      (1,450)
Operating expenses:
   Selling, general & administrative...............        995        1,057
   Research & development..........................        179          352
                                                   ------------ ------------
      Total operating expenses.....................      1,174        1,409
                                                   ------------ ------------
Operating income (loss)............................     (2,890)      (2,859)
Other income (expense).............................          3          909
Interest expense...................................       (538)        (456)
                                                   ------------ ------------
Income (loss) before income taxes..................     (3,425)      (2,406)
Provision for income taxes.........................         --           --
                                                   ------------ ------------
Net income (loss)..................................    ($3,425)     ($2,406)
                                                   ============ ============

Per share data:
   Net income (loss) per share
      Basic........................................     ($0.24)      ($0.17)
                                                   ============ ============
      Diluted......................................     ($0.24)      ($0.17)
                                                   ============ ============
   Number of shares used to compute per share data
      Basic........................................     14,294       13,991
                                                   ============ ============
      Diluted......................................     14,294       13,991
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

                 Integrated Packaging Assembly Corporation
                     Condensed Statement of Cash Flows
                         Increase (Decrease) Cash
                              (In thousands)
                               (Unaudited)

                                                        Three Months Ended
                                                        -------------------
                                                        April 4,   April 5,
                                                          1999       1998
                                                       ---------- ----------
Cash flows from Operating Activities:
   Net income (loss)...................................  ($3,425)   ($2,406)

   Adjustments:
      Depreciation and amortization....................    1,108      2,310
      Gain on sale of facilities, net..................      (34)      (541)
      Changes in assets and liabilities:
         Accounts receivable...........................      285         45
         Inventory.....................................      223     (1,111)
         Prepaid expenses and other assets.............      (44)      (268)
         Accounts payable..............................     (399)    (1,023)
         Accrued expenses and other liabilities........     (401)      (249)
                                                       ---------- ----------
      Net cash provided by (used in) operating
         activities....................................   (2,687)    (3,243)
                                                       ---------- ----------
Cash flows provided by (used in) investing activities:
   Acquisition of property and equipment...............       (2)    (3,397)
   Proceeds from sale of facilities, net...............       --      7,312
                                                       ---------- ----------
      Net cash provided by (used in) investing
         activities....................................       (2)     3,915
                                                       ---------- ----------
Cash flows provided by (used in) financing activities:
   Proceeds from revolving bank line...................    3,390      2,000
   Payments on revolving bank line.....................   (3,768)         0
   Payments under capital lease obligations............     (668)      (490)
   Payments on note payable............................      (61)    (1,167)
   Proceeds from note payable and other................    4,305         --
   Proceeds from issuance of common stock, net.........        4         91
                                                       ---------- ----------
      Net cash provided by (used in) financing
         activities....................................    3,202        434
                                                       ---------- ----------
Net increase (decrease) in cash........................      513      1,106
Cash and cash equivalents at beginning of period.......       --      2,928
                                                       ---------- ----------
Cash and cash equivalents at end of period.............     $513     $4,034
                                                       ========== ==========
Supplemental disclosure of cash flow information
   Cash paid for interest..............................     $786       $426


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

     The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 included in the Company's Form 10-K/A filed with the Securities and Exchange Commission.

     The results of operations for the three month period ended April 4, 1999 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 1999.

NOTE 2.    NOTES PAYABLE AND CAPITAL LEASES:

     At the end of the second quarter of 1998, the Company ceased making scheduled repayments of its debt balances outstanding relating to its Bank Term Note Payable, Equipment Notes Payable and Line of Credit as well as its capital leases. Certain of these debt facilities require that the Company maintain certain financial covenants. Since July 5, 1998, the Company was out of compliance with certain of these covenants. As a result of the covenant noncompliance and failure to make scheduled repayments, the entire balance due has been classified as a current liability.

     Also as a result of the defaults, certain of the Company's secured creditors commenced legal actions against the Company seeking monetary damages and recovery of the financed equipment. In December 1998, the Company obtained forbearance agreements from the secured creditors through May 31, 1999. The forbearance agreements require, among other things, that the Company make monthly payments through May 1999. These payments have been made.

     On April 29, 1999, subsequent to the end of the first quarter of 1999, Orient Semiconductor Electronics, Limited ("OSE") purchased 4,000,000 shares of the Company's Preferred Stock, convertible into 75% (approximately 55,000,000 shares) of the Company's Common Stock on a fully-diluted basis, for $6.8 million. As part of this transaction, the Company's secured creditors agreed to terminate their legal actions and have restructured the secured debt, including debt forgiveness of approximately $3.3 million and extended payment terms over the next twelve to forty-eight months.

NOTE 3.  BALANCE SHEET COMPONENTS:
         (In thousands)


                                April 4,   December 31,
                                  1999         1998
                              ------------ ------------
   Inventory
      Raw materials...........     $1,319       $1,509
      Work in process.........        162          195
                              ------------ ------------
                                   $1,481       $1,704
                              ============ ============


NOTE 4.   INCOME TAXES:

     No provision or benefit for income taxes was recorded for the three month periods ended April 4, 1999 and April 5, 1998, as the Company operated at a loss.

NOTE 5.   NET INCOME (LOSS) PER SHARE:

     Net income (loss) per basic and diluted share for the three month periods ended April 4, 1999 and April 5, 1998 was computed using the weighted average number of common shares outstanding during the period but excluded the dilutive potential common shares from assumed conversions because of their anti-dilutive effect.

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

Overview

     As a result of a reduction in orders from the Company's customers, the Company has had significant excess production capacity since the first quarter of 1997. The reduction in revenues and underutilization of capacity and resultant underabsorption of fixed costs resulted in operating losses that have continued into 1999. At the end of the second quarter of 1998, the Company ceased making scheduled repayments of its debt balances outstanding relating to its Bank Term Note Payable, Equipment Notes Payable and Line of Credit as well as its capital leases.

     As a result of the defaults, certain of the Company's secured creditors commenced legal actions against the Company seeking monetary damages and recovery of the financed equipment. In December 1998, the Company obtained
forbearance agreements from the secured creditors through May 31, 1999.   The
forbearance agreements require, among other things, that the Company make monthly payments through May 1999. These payments have been made.

     On April 29, 1999, subsequent to the end of the first quarter of 1999, Orient Semiconductor Electronics, Limited ("OSE") purchased 4,000,000 shares of the Company's Preferred Stock, convertible into 75% (approximately 55,000,000 shares) of the Company's Common Stock on a fully-diluted basis, for $6.8 million. As part of this transaction the Company's secured creditors agreed to terminate their legal actions and have restructured the secured debt, including debt forgiveness of approximately $3.3 million and extended payment terms over the next twelve to forty-eight months.

     The Report of Independent Accountants included in the Company's 1998 Annual Report on Form 10-K/A contains a going concern statement.

     The Company's operating results are affected by a wide variety of factors that have in the past and could in the future materially and adversely affect revenues, gross profit and operating income. These factors include the short-term nature of its customers' commitments, timing and volume of orders relative to the Company's production capacity, long lead times for the manufacturing equipment required by the Company, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, lack of a meaningful backlog, effectiveness in managing production processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company's average selling prices, the Company's ability to secure additional financing, and changes in economic conditions. Unfavorable changes in any of the preceding factors have in the past and may in the future adversely affect the Company's business, financial condition and results of operations.

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

Revenues

     The Company recognizes revenues upon shipment of products to its customers. Revenues for the three month period ended April 4, 1999 were $3.8 million compared with $7.0 million for the comparable period in the prior fiscal year. The decrease in revenues in the 1999 period is primarily due to decreased orders and a reduction in average selling prices due to mix and a decline in selling prices.

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

Gross Profit

     Cost of revenues includes materials, labor, depreciation and overhead costs associated with semiconductor packaging. Gross profit for the three month period ended April 4, 1999 consisted of a loss of $1.7 million compared with loss of $1.5 million for the comparable period in the prior fiscal year. Gross profit as a percentage of revenues was a negative 45.5% for the three months ended April 4, 1999, compared to negative 20.8% for the same period of 1998. This decline in gross profit was primarily the result of lower average selling prices, caused by package mix and industry competition, and low capacity utilization.

     Depreciation for certain of the Company's machinery and equipment acquired prior to 1997 is calculated using the units of production method, in which depreciation is calculated based upon the units produced in a given period divided by the estimate of total units to be produced over its life following commencement of use. Such estimates are reassessed periodically when facts and circumstances suggest a revision may be necessary. In all cases, the asset will be depreciated by the end of its estimated five or six year life so that each quarter the equipment is subject to certain minimum levels of depreciation. Assets acquired beginning in 1997 are depreciated using the straight-line method. Depreciation and amortization was $1.1 million for the three month period ended April 4, 1999 compared to $2.3 million for the same period in 1998. Depreciation expense decreased substantially starting with the third quarter of 1998, as a result of the write down of impaired assets recorded during the second quarter of 1998.

Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal, and accounting costs. Selling, general and administrative expenses decreased 5.9% to $1.0 million for the three month period ended April 4, 1999 over the comparable period of 1998. This decrease was due primarily to reduced spending in administration and the Company's sales and customer service functions.

     As a percentage of revenues, selling, general and administrative expenses increased from 15.2% for the first quarter of 1998 to 26.4% in the first quarter of 1999 This increase was primarily due to the lower revenue level in 1999.

Research and Development

     Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses decreased 49.1% to $179,000 for the three month period ended April 4, 1999 over the comparable period in 1998. This decrease was primarily due to reduced spending.

     As a percentage of revenues, research and development expenses decreased from 5.1% in the first quarter of 1998 to 4.7% in the first quarter of 1999. This decrease reflects the higher revenue level in 1998 and containment of the absolute level of research and development expenses.

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

Interest and Other Income (Expense)

     Net interest and other income are primarily comprised of interest expense on equipment financing, offset by interest earnings from investments in cash equivalents and short-term investments. Interest and other income resulted in net other expense of $535,000 for the three month period ended April 4, 1999 compared to net other income of $453,000 for the three month period ended April 5, 1998. For the three months ended April 4, 1998, interest and other income included a gain of $700,000 from the sale of the land and building not occupied by the Company. Interest expense increased primarily due to an increased level of borrowing.

Provision for Income Taxes

     The Company did not record a provision for income tax for the three month period ended April 4, 1999 and April 5, 1998 as the Company operated at a loss.

Liquidity and Capital Resources

     During the three month period ended April 4, 1999, the Company's net cash used in operations was $2.7 million. Net cash used in operations was comprised primarily of a net loss of $3.4 million, partially offset by $1.1 million of non-cash charges for depreciation and amortization and a net decrease in working capital items of $370,000. The net decrease in working capital items primarily reflected a decreases in accounts payable and accrued expenses which were partially offset by decreases in accounts receivable and inventory. As of April 4, 1999, the Company had cash and cash equivalents of $513,000.

     The Company had capital expenditures of only $2,000 during the first
three months of 1999.   The Company expects to spend approximately $500,000 on
capital expenditures during the remainder of 1999 for the acquisition of equipment. Most of the Company's production equipment has been funded either through capital leases or term loans secured by production equipment. The Company acquired $3.7 million and $4.0 million of production equipment through capital leases in 1993 and 1994 respectively, which leases expire from December 1997 to January 1999. The production equipment acquired in 1995 and 1996 was funded through several term loans. The Company borrowed $4.9 million and $9.8 million on such term loans in 1995 and 1996, respectively. During the third quarter of 1997, the Company borrowed $3.5 million on such term loans for the purchase of production equipment.

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

     In December 1997, the Company entered into a line of credit agreement with a bank that provided, through December 1998, for borrowings up to the lesser of $5,000,000 or 80% of eligible accounts receivable. Borrowings under the line of credit accrue interest at the bank's prime rate (8.5% at December 31, 1997) plus 1.25% and are collateralized by the assets of the Company. The agreement requires the Company to maintain certain financial covenants, including a liquidity ratio, minimum tangible net worth, maximum debt to tangible net worth, quarterly profitability and prohibits the Company from the payment of dividends without prior approval by the bank. Since July 5, 1998, the Company has not been in compliance with such covenants.

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

     During the three months ended April 4, 1999, $3.2 million was provided in financing activities. This resulted primarily from proceeds from a revolving line of credit for $7.7 million, offset by payments of $4.5 million on the revolving line of credit, notes payable and capital leases.

     At the end of the second quarter of 1998, the Company ceased making scheduled repayments of its debt balances outstanding relating to its Bank Term Note Payable, Equipment Notes Payable and Line of Credit as well as its capital leases. Certain of these debt facilities require that the Company maintain certain financial covenants. At April 4, 1999, the Company was out of compliance with certain of these covenants. As a result of the covenant noncompliance and failure to make scheduled repayments, the entire balance due as of April 4, 1999, $12.0 million, has been classified as a current liability at April 4, 1999.

     In October 1998, the Company entered into an accounts receivable factoring agreement with its bank that replaced its bank line of credit. The agreement provides, as amended, through March 31, 2000, for borrowings up to the lesser of $3.5 million or 80% of eligible accounts receivable. The bank charges an administration fee of 0.5% of the gross accounts receivable factored and a monthly interest charge of 1.25% of the average balance owed.

     In December 1998, the Company obtained an additional $7 million bank line of credit. This line, as amended, is guaranteed by a third party and is available to finance operations and working capital needs through March 31, 2000. The line provides for monthly borrowings and interest acquired at the bank's prime rate, (7 3/4% per annum at April 4, 1999).

     As a result of the defaults, certain of the Company's secured creditors commenced legal actions against the Company seeking monetary damages and recovery of the financed equipment. In December 1998, the Company obtained
forbearance agreements from the secured creditors through May 31, 1999.   The
forbearance agreements require, among other things, that the Company make monthly payments through May 1999. These payments have been made.

     On April 29, 1999, subsequent to the end of the first quarter of 1999, Orient Semiconductor Electronics, Limited ("OSE") purchased 4,000,000 shares of the Company's Preferred Stock, convertible into 75% (approximately 55,000,000 shares) of the Company's Common Stock on a fully-diluted basis, for $6.8 million. As part of this transaction the Company's secured creditors agreed to terminate their legal actions and have restructured the secured debt, including debt forgiveness of approximately $3.3 million and extended payment terms over the next twelve to forty-eight months.

Year 2000 Readiness Disclosure

     The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

     The Year 2000 ("Y2K") problem arises from the use of a two-digit field to identify years in computer programs, e.g., 85=1985, and the assumption of a single century, the 1900s. Any program so created may read or attempt to read, "00" as the year 1900. There are two other related issues which could also, lead to incorrect calculations or failure, such as (i) some systems. programming assigns special meaning to certain dates, such as 9/9/99 and (ii) the year 2000 is a leap year. Accordingly, some computer hardware and software including programs embedded within machinery and parts will need to be modified prior to the year 2000 in order to remain functional. To address the issue, the Company created an internal task force to assess its state of readiness for possible "Year 2000" issues and take the necessary actions to ensure Year 2000 compliance. The task force has and continues to evaluate internal business systems, production equipment, software and other components which affect the Company's products, and the Company's vulnerability to possible "Year 2000" exposures due to suppliers' and other third parties' lack of preparedness for the year 2000.

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

     Contingency planning will be performed in conjunction with the planning, testing and integration of the Company's Year 2000 compliance project. For each mission critical vendor or trading partner that has not responded on Year 2000 compliance to the Company's satisfaction by July 31, 1999, a contingency plan will be developed. If, during a follow-up survey scheduled for the third quarter of 1999, it appears that compliance is behind schedule or problematic, the contingency plan will be implemented. This is expected to be completed by the middle of the fourth quarter of 1999.

CERTAIN FACTORS AFFECTING OPERATING RESULTS

     The Company's operating results are affected by a wide variety of factors that could materially and adversely affect revenues, gross profit, operating income and liquidity. These factors include the short term nature of its customers' commitments, the timing and volume of orders relative to the Company's production capacity, long lead times for the manufacturing equipment required by the Company, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, lack of a meaningful backlog, effectiveness in managing production processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company's average selling prices, the Company's ability to secure additional financing, and changes in economic conditions. The occurrence or continuation of unfavorable changes in any of the above factors would adversely affect the Company's business, financial condition and results of operations. In addition, the following factors pose risks to the Company:

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

PART II.  	OTHER INFORMATION

ITEM 1.    	LEGAL PROCEEDINGS

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

     On April 29, 1999, Orient Semiconductor Electronics, Limited ("OSE") purchased 4,000,000 shares of the Company's Preferred Stock, convertible into 75% (approximately 55,000,000 shares) of the Company's Common Stock on a fully-diluted basis, for $6.8 million. As part of this transaction the Company's secured creditors agreed to terminate their legal actions and have restructured the secured debt, including debt forgiveness of approximately $3.3 million and extended payment terms over the next twelve to forty-eight months.

ITEM 4.	DEFAULT UPON SENIOR SECURITIES

     At the end of the second quarter of 1998, the Company ceased making scheduled repayments of its debt balances outstanding relating to its Bank Term Note Payable, Equipment Notes Payable and Line of Credit as well as its capital leases. As a result of the failure to make scheduled repayments, the entire balance due, $12.0 million, has been classified as a current liability at April 4, 1999.

     In December 1998, the Company obtained an additional $7 million bank line of credit. This line, as amended, which is guaranteed by a third party, is available to finance operations and working capital needs through March 31, 2000. The line provides for monthly borrowings and interest acquired at the bank's prime rate, (7 3/4% per annum at April 4, 1999).

     On April 29, 1999, subsequent to the end of the first quarter of 1999, OSE purchased 4,000,000 shares of the Company's Preferred Stock on a fully-diluted basis, convertible into 75% (approximately 55,000,000 shares) of the Company's Common Stock, for $6.8 million. As part of this transaction the Company's secured creditors agreed to terminate their legal actions and have restructured the secured debt, including debt forgiveness of approximately $3.3 million and extended payment terms over the next twelve to forty-eight months.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                27   Financial Data Schedule

          (b)   Reports on Form 8-K

                Changes in Control of Registrant, filed on May 7, 1999.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 Integrated Packaging Assembly Corporation


Date:	May 10, 1999               /s/   Alfred V. Larrenaga
                                 ----------------------------------

                                       Alfred V. Larrenaga
                                       Executive Vice President
                                       and Chief Financial Officer