Form 10-Q
period 1999-07-04
INTEGRATED PACKAGING ASSEMBLY CORP
filed 1999-08-18
CIK 924101

UNITED STATES
                      SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C. 20549
                      --------------------------------

                                 FORM 10-Q

(Mark One)
[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                For the quarterly period ended July 4, 1999

                                     OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ------------------

                           Commission file number: 0-27712
                           -------------------------------

                       INTEGRATED PACKAGING ASSEMBLY CORPORATION
                 (Exact name of registrant as specified in its charter)


          Delaware                                    77-0309372
(State or other jurisdiction              (I.R.S Employer Identification No.)
       of incorporation)

2221 Old Oakland Road
San Jose, CA                                          95131-1402
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

                        Yes       X        No
                            --------------    --------------

Number of shares of common stock outstanding as of August 16, 1999:
28,748,771. As of August 16, 1999, the Company also had 3,000,000 shares of Series A Convertible Preferred Stock outstanding which is convertible into 41,246,311 shares of Common Stock.

TABLE OF CONTENTS

Part I.     Financial Information

            Item 1.    Financial Statements
                       Condensed Balance Sheet.......................... 3
                       Condensed Statement of Operations................ 4
                       Condensed Statement of Cash Flows................ 5
                       Notes to Condensed Financial Statements.......... 6

            Item 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations.... 9

Part II.    Other Information

            Item 1.    Legal Proceedings................................ 18

            Item 6.    Exhibits and Reports on Form 8-K................. 18

            Signatures.................................................. 19

Part I.Financial Information

Item 1.Financial Statements

                   Integrated Packaging Assembly Corporation
                            Condensed Balance Sheet
                     (In thousands, except per share data)

                                                       July 4,    December 31,
                                                         1999         1998
                                                     (Unaudited)
                                                     ------------ ------------
Assets
   Current assets:
      Cash and cash equivalents......................     $4,177       $   --
      Accounts receivable, net.......................      2,028        2,105
      Inventory......................................      1,126        1,704
      Prepaid expenses and other current assets......        563          792
                                                     ------------ ------------
         Total current assets........................      7,894        4,601

   Property and equipment, net.......................     11,894       13,930
   Other assets......................................        160          197
                                                     ------------ ------------
         Total assets................................    $19,948      $18,728


Liabilities and Shareholders' Equity
   Current liabilities:
      Bank debt......................................     $7,937       $2,816
      Current portion of long term debt..............      5,875       12,907
      Accounts payable...............................        861        2,155
      Accrued expenses and other liabilities.........      3,085        2,808
                                                     ------------ ------------
         Total current liabilities...................     17,758       20,686
                                                     ------------ ------------

   Long term debt....................................      2,348           --
   Deferred gain on sale of facilities...............      1,180        1,249
   Mandatorily redeemable convertible
      preferred stock................................      6,498           --

   Shareholders' equity:
      Common Stock...................................     41,531       40,621
      Accumulated deficit............................    (49,367)     (43,828)
                                                     ------------ ------------
         Total shareholders' equity..................     (7,836)      (3,207)
                                                     ------------ ------------
         Total liabilities and shareholders' equity..    $19,948      $18,728
                                                     ============ ============

The accompanying notes are an integral part of these financial statements.

                    Integrated Packaging Assembly Corporation
                        Condensed Statement of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                    Three Months Ended     Six Months Ended
                                  --------------------- ---------------------
                                   July 4,    July 5,    July 4,    July 5,
                                     1999       1998       1999       1998
                                  ---------- ---------- ---------- ----------
Revenues..........................   $3,653     $5,759     $7,428    $12,724
Cost of revenues..................    5,547      7,901     11,038     16,316
                                  ---------- ---------- ---------- ----------
Gross loss........................   (1,894)    (2,142)    (3,610)    (3,592)
                                  ---------- ---------- ---------- ----------
Operating expenses:
   Selling, general &
      administrative..............    1,079        976      2,074      2,033
   Research & development.........      168        281        347        633
   Write down of impaired assets..       --     18,200         --     18,200
                                  ---------- ---------- ---------- ----------
      Total operating expenses....    1,247     19,457      2,421     20,866
                                  ---------- ---------- ---------- ----------
Operating loss....................   (3,141)   (21,599)    (6,031)   (24,458)
Interest & other income ..........       24         52         27        961
Interest expense..................     (393)      (396)      (931)      (852)
                                  ---------- ---------- ---------- ----------
Loss before extraordinary gain
    and preferred stock dividends.   (3,510)   (21,943)    (6,935)   (24,349)
Extraordinary gain................    1,487         --      1,487         --
                                  ---------- ---------- ---------- ----------
Net loss before preferred stock
   dividends......................   (2,023)   (21,943)    (5,448)   (24,349)
                                  ---------- ---------- ---------- ----------
Preferred stock dividend..........       91         --         91         --
Deemed dividends on preferred
   stock..........................    6,800         --      6,800         --
                                  ---------- ---------- ---------- ----------
Net loss applicable to common
   shareholders...................  ($8,914)  ($21,943)  ($12,339)  ($24,349)
                                  ========== ========== ========== ==========

Per share data:
   Net loss per share
      Basic and diluted...........   ($0.62)    ($1.57)    ($0.86)    ($1.74)
                                  ========== ========== ========== ==========
   Number of shares used to
      compute per share data
      Basic and diluted...........   14,304     14,007     14,299     13,999
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

                   Integrated Packaging Assembly Corporation
                       Condensed Statement of Cash Flows
                           Increase (Decrease) Cash
                                (In thousands)
                                  (Unaudited)

                                                         Six Months Ended
                                                     -----------------------
                                                       July 5,     July 5,
                                                        1999        1998
                                                     ----------- -----------
Cash flows from Operating Activities:
   Net loss before preferred stock dividends.........   ($5,448)   ($24,349)
   Adjustments:
      Depreciation and amortization..................     2,207       4,724
      Write down of impaired assets..................        --      18,200
      Gain on sale of facilities, net................       (69)       (710)
      Extraordinary gain on debt restructure.........    (1,487)         --
      Changes in assets and liabilities:
         Accounts receivable.........................        92         176
         Inventory...................................       578        (609)
         Prepaid expenses and other assets...........       168        (210)
         Accounts payable............................      (554)     (2,496)
         Accrued expenses and other liabilities......      (257)         (8)
                                                     ----------- -----------
      Net cash provided by (used in) operating
         activities..................................    (4,770)     (5,282)
                                                     ----------- -----------
Cash flows used in investing activities:
   Acquisition of property and equipment.............       (13)     (1,086)
   Proceeds from sale and leaseback..................        --       7,312
                                                     ----------- -----------
      Net cash provided by (used in) investing
         activities..................................       (13)      6,226
                                                     ----------- -----------
Cash flows provided by financing activities:
   Proceeds from revolving bank line.................     7,492       2,000
   Payments on revolving line........................    (7,260)         --
   Payments under capital lease obligations..........      (694)       (984)
   Payments on note payable..........................    (1,971)         --
   Proceeds from note payable and other..............     4,890          --
   Proceeds from the issuance of common stock........         5          95
   Proceeds from issuance of preferred stock ........     6,498          --
                                                     ----------- -----------
      Net cash from financing activities.............     8,960       1,111
                                                     ----------- -----------
Net increase in cash.................................     4,177       2,055
Cash and cash equivalents at beginning of period.....        --       2,928
                                                     ----------- -----------
Cash and cash equivalents at end of period...........    $4,177      $4,983
                                                     =========== ===========
Supplemental disclosure of cash flow information
   Acquisition of equipment under capital leases.....     $  --      $3,139
   Issuance of warrants in conjunction with capital
      leases.........................................     $  --        $132
   Common stock issued for preferred stock dividends.       $91       $  --
   Deemed dividends on preferred stock...............    $6,800       $  --
   Issuance and repricing of warrants in conjunction
      with debt forgiveness..........................      $790       $  --


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

     The results of operations for the three month and six month periods ended July 4, 1999 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 1999.

NOTE 2.    NOTES PAYABLE AND CAPITAL LEASES:

     At the end of the second quarter of 1998, the Company ceased making scheduled repayments of its debt balances outstanding relating to its Bank Term Note Payable, Equipment Notes Payable and Line of Credit as well as its capital leases. Certain of these debt facilities required that the Company maintain certain financial covenants. Since July 5, 1998, the Company was out of compliance with certain of these covenants. As a result of the covenant noncompliance and failure to make scheduled repayments, the entire balance due was classified as a current liability until the debt restructuring of April 29, 1999.

     Also as a result of the defaults, certain of the Company's secured creditors commenced legal actions against the Company seeking monetary damages and recovery of the financed equipment. In December 1998, the Company obtained forbearance agreements from the secured creditors through May 31,
1999.   The forbearance agreements required, among other things, that the
Company make monthly payments through May 1999. These payments have been made.

     On April 29, 1999, Orient Semiconductor Electronics, Limited ("OSE") purchased 4,000,000 shares of the Company's Preferred Stock, convertible into 75% (approximately 55,000,000 shares) of the Company's Common Stock on a fully-diluted basis, for $6.8 million. As part of this transaction, the Company's secured creditors agreed to terminate their legal actions and have restructured the secured debt, including debt forgiveness and extended payment terms over the next twelve to forty-eight months.

     As part of the restructuring of secured debt, certain creditors were issued warrants to purchase a total of approximately 1.5 million shares of common stock at a price of $0.1236 per share. In addition, warrants to purchase a total of 244,345 shares of common stock held by secured creditors were repriced from exercise prices ranging from $0.77 to $3.30 per share of common stock to $0.1236 per share. The fair value of the warrants issued and the incremental value of the repriced warrants was $790,000.

     As a result of the debt restructuring, the Company recorded an extraordinary gain of $1,487,000. The extraordinary gain was the debt forgiveness less the cost of future interest expense on the refinanced debt and the repricing and issuance of warrants.

NOTE 3.    BALANCE SHEET COMPONENTS:
           (In thousands)

                                          July 4,    December 31,
                                            1999         1998
                                        ------------ ------------
   Inventory
      Raw Materials.....................       $948       $1,509
      Work in process...................        178          195
                                        ------------ ------------
                                             $1,126       $1,704
                                        ============ ============

NOTE 4.    INCOME TAXES:

     No provision or benefit for income taxes was recorded for the three and six month periods ended July 4, 1999 and July 5, 1998, as the Company operated at a loss.

NOTE 5.    NET INCOME (LOSS) PER SHARE:

     Net income (loss) per basic and diluted share for the three month and six periods ended July 4, 1999 and July 5, 1998 was computed using the weighted average number of common shares outstanding during the period but excluded the dilutive potential common shares from assumed conversions because of their anti-dilutive effect. Dilutive potential common shares include outstanding stock options and warrants, using the treasury stock method. At July 4, 1999, there were 3,541,000 options and warrants outstanding to purchase common stock of which 2,564,000 were exercisable. At July 5, 1998 there were 2,402,000 options and warrants outstanding to purchase common stock of which 1,164,000 were exercisable.

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

NOTE 7.    RECENTLY ISSUED ACCOUNTING STANDARD:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new mode for accounting for derivatives and hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. The impact of the implementation of SFAS 133 on the consolidated financial statements of the Company has not yet been determined.

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

     In April, 1999, Orient Semiconductor Electronics, Limited ("OSE") purchased 4,000,000 shares of the Company's Preferred Stock, convertible into 75% (approximately 55,000,000 shares) of the Company's Common Stock on a fully-diluted basis, for $6.8 million. As part of this Company's transaction the Company's secured creditors agreed to terminate their legal actions and have restructured the secured debt, including debt forgiveness and extended payment terms over the next twelve to forty-eight months.

     The Company's operating results are affected by a wide variety of factors that have in the past and could in the future materially and adversely affect revenues, gross profit, operating income and liquidity. These factors include the short-term nature of its customers' commitments, timing and volume of orders relative to the Company's production capacity, long lead times for the manufacturing equipment required by the Company, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, lack of a meaningful backlog, effectiveness in managing production processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company's average selling prices, the Company's ability to secure additional financing, and changes in economic conditions. Unfavorable changes in any of the preceding factors have in the past and may in the future adversely affect the Company's business, financial condition and results of operations.

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

     In recent years, the Company has experienced a decline in the average selling prices for its services and expects that average selling prices for its services will decline in the future, principally due to intense competitive conditions. A decline in average selling prices of the Company's services, if not offset by reductions in the cost of performing those services, would decrease the Company's gross margins and materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to reduce its cost per unit.

Revenues

     The Company recognizes revenues upon shipment of products to its customers. Revenues for the three month and six month periods ended July 4, 1999 were $3.7 million and $7.4 million, respectively, compared with $5.8 million and $12.7 million, respectively, for the comparable periods in the prior fiscal year. The decreases in revenues in the 1999 period are primarily due to decreased orders and a reduction in average selling prices due to changes in product mix and a decline in selling prices.

     A substantial portion of the Company's net revenues in each quarter result from shipments during the last month of that quarter, and for that reason, among others, the Company's revenues are subject to significant quarterly fluctuations. In addition, the Company establishes its targeted expenditure levels based on expected revenues. If anticipated orders and shipments in any quarter do not occur when expected, expenditure levels could be disproportionately high and the Company's operating results for that quarter would be materially adversely affected.

Gross Profit

     Cost of revenues includes materials, labor, depreciation and overhead
costs associated with semiconductor packaging.   Gross losses for the three
month and six month periods ended July 4, 1999, were $1.9 million and $3.6 million, respectively, compared with losses of $2.1 million and $3.6 million,
respectively, for the comparable periods in the prior fiscal year.   Gross
profit as a percentage of revenues was a negative 51.8% for the three months ended July 4, 1999, compared to a negative 37.2% for the same period of 1998. Gross profit was a negative 48.6% for the six months ended July 4, 1999, compared to a negative 28.2% for the same period in 1998. These declines in gross profit were primarily the result of lower average selling prices, caused by changes in package mix and industry competition, and higher labor and manufacturing overhead costs and low capacity utilization.

     Depreciation for certain of the Company's machinery and equipment acquired prior to 1997 is calculated using the units of production method, in which depreciation is calculated based upon the units produced in a given period divided by the estimate of total units to be produced over its life following commencement of use. Such estimates are reassessed periodically when facts and circumstances suggest a revision may be necessary. In all cases, the asset will be depreciated by the end of its estimated five or six year life so that each quarter the equipment is subject to certain minimum levels of depreciation. Assets acquired beginning in 1997 are depreciated using the straight-line method. Depreciation and amortization was $1.1 million and $2.2 million for the three month and six month periods ended
July 4, 1999 compared to $2.4 million and $4.7 million for the same periods in 1998. Depreciation expense decreased substantially starting with the third quarter of 1998, as a result of the write down of impaired assets recorded during the second quarter of 1998.

Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal, and accounting costs. Selling, general and administrative expenses increased 10.6% to $1.1 million and

2.0% to $2.1 million for the three month and six month periods ended July 4, 1999, respectively, over the comparable periods of 1998. These increases were due primarily to increased spending in administration which was partially offset by reduced spending in the Company's sales function. The increases in administration spending included a $123,000 severance provision related to a reduction in the Company's workforce.

     As a percentage of revenues, selling, general and administrative expenses increased from 16.9% for the second quarter of 1998 to 29.5% in the second quarter of 1999 and from 16.0% for the first six months of 1998 to 27.9% for the comparable period in 1999. These increases were primarily due to the lower revenue level in 1999.

Research and Development

     Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses decreased 40.2% to $168,000 and 45.2% to $347,000 for the three month and six month periods ended July 4, 1999, respectively, over the comparable period in 1998. These decreases are primarily due to reduced spending.

     As a percentage of revenues, research and development expenses decreased from 4.9% in the second quarter of 1998 to 4.6% in the second quarter of 1999 and from 5.0% for the first six months of 1998 to 4.7% for the comparable period in 1999. These decreases reflects the higher revenue level in 1998 and containment of the absolute level of research and development expenses.

Write Down of Impaired Assets

     During the second quarter of 1998, the Company recorded charges related to the impairment of its manufacturing equipment of $18.2 million. These adjustments related to recording reserves against the carrying value of manufacturing equipment. The impairment was a result of continued adverse conditions in the semiconductor industry, and historical as well as forecasted manufacturing equipment underutilization, resulting in the fact that the value of the manufacturing equipment will not be fully recovered. The fair value of manufacturing equipment was based upon an independent estimate of fair values. Therefore, reserves were recorded for the difference between net carrying value at historical costs and estimates of fair market value of the assets.

Interest  and Other Income (Expense)

     Net interest and other income are primarily comprised of interest expense on equipment financing, offset by interest earnings from investments in cash equivalents and short-term investments. Interest and other income resulted in net other expense of $369,000 and $904,000 for the three month and six month periods ended July 4, 1999, respectively, compared to net other expense of $344,000 for the three month period and net other income of $109,000 for the six month period ended July 5, 1998. For the three months ended April 4, 1998, interest and other income included a gain of $700,000 from the sale of certain land and building not occupied by the Company. Interest expense increased primarily due to the expenses on the accounts receivable factoring and guaranteed lines of credit.

     As a result of the restructuring of the secured debts, in the future, interest expense will not be recorded on restructured secured debt. Future interest on the restructured debt was included in the computation of the gain on the restructured secured debt.

Provision for Income Taxes

     The Company did not record a provision for income tax for the three month and six month periods ended July 4, 1999 and July 5, 1998 as the Company operated at a loss.

Deemed Dividends on Preferred Stock

     During the second quarter of 1999 the Company recorded a deemed dividend on preferred stock of $6.8 million. This is the result of the conversion price of the convertible preferred stock issued to OSE during the quarter being less than the market price of the common stock on the date of the transaction. All deemed dividends related to the transaction have been recognized during the second quarter as a result of the preferred stock being immediately convertible at the discretion of the holder.

Liquidity and Capital Resources

     During the six month period ended July 4, 1999, the Company's net cash used in operations was $4.8 million. Net cash used in operations was comprised primarily of a net loss before preferred stock dividends of $5.4 million, partially offset by $2.2 million of non-cash charges for depreciation and amortization, and a net increase in working capital items of $27,000. The net increase in working capital items primarily reflected a decrease in inventory which was offset by a decrease in accounts payable. As of July 4, 1999, the Company had cash and cash equivalents of $4.2 million.

     The Company had capital expenditures of $13,000 during the first six
months of 1999.   The Company expects to spend approximately $500,000 on
capital expenditures during the remainder of 1999 for the acquisition of equipment. Most of the Company's production equipment has been funded either through capital leases or term loans secured by production equipment.

     In December 1997, the Company entered into a line of credit agreement with a bank that provided, through December 1998, for borrowings up to the lesser of $5,000,000 or 80% of eligible accounts receivable. Borrowings under the line of credit accrue interest at the bank's prime rate (8.5% at December 31, 1997) plus 1.25% and are collateralized by the assets of the Company. The agreement requires the Company to maintain certain financial covenants, including a liquidity ratio, minimum tangible net worth, maximum debt to tangible net worth, quarterly profitability and prohibits the Company from the payment of dividends without prior approval by the bank. From July 5, 1998 through April 29, 1999, the Company was not in compliance with such covenants.

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

     During the six months ended July 4, 1999, $9.1 million was provided in financing activities. This resulted primarily from proceeds from issuance of preferred stock for $6.5 million and proceeds from a revolving line of credit for $12.4 million which were partially offset by payments of $9.9 million on the revolving line of credit, notes payable and capital leases.

     At the end of the second quarter of 1998, the Company ceased making scheduled repayments of its debt balances outstanding relating to its Bank Term Note Payable, Equipment Notes Payable and Line of Credit as well as its capital leases. Certain of these debt facilities required that the Company maintain certain financial covenants. At July 5, 1998, the Company was out of compliance with certain of these covenants. As a result of the covenant noncompliance and failure to make scheduled repayments, the entire balance due as of July 5, 1998, $12.0 million, was classified as a current liability. At April 29, 1999, the Company restructured this debt and was in compliance with the covenants.

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

     In December 1998, the Company obtained an additional $7 million bank line of credit. This line, as amended on April 29, 1999, is guaranteed by OSE and is available to finance operations and working capital needs through March 31, 2000. The line provides for monthly borrowings and interest acquired at the bank's prime rate, (8% per annum at July 4, 1999). On July 29, 1999, the Company obtained a new $7 million line of credit from a bank to replace an existing $7 million line of credit. This line is guaranteed by OSE and is available through July 31, 2000. The line is at the bank's prime rate less 0.25% (7.75% per annum at July 29, 1999).

     As a result of the defaults, certain of the Company's secured creditors commenced legal actions against the Company seeking monetary damages and recovery of the financed equipment. In December 1998, the Company obtained
forbearance agreements from the secured creditors through May 31, 1999.   The
forbearance agreements required, among other things, that the Company make monthly payments through May 1999. These payments have been made.

     In April, 1999, OSE purchased 4,000,000 shares of the Company's Preferred Stock, convertible into 75% (approximately 55,000,000 shares) of the Company's Common Stock on a fully-diluted basis, for $6.8 million. As part of this transaction the Company's secured creditors agreed to terminate their legal actions and have restructured the secured debt, including debt forgiveness and extended payment terms over the next twelve to forty-eight months. On August 4, 1999, OSE converted 1,000,000 preferred shares into 13,748,771 shares of common stock.

     As part of the restructuring of secured debt, certain creditors were issued warrants to purchase a total of approximately 1.5 million shares of common stock at a price of $0.1236 per share. In addition, warrants to purchase a total of 244,345 shares of common stock held by secured creditors were repriced from exercise prices ranging from $0.77 to $3.30 per share of common stock to $0.1236 per share. The fair value of the warrants issued and the incremental value of the repriced warrants was $790,000.

     As a result of the debt restructuring, the Company recorded an extraordinary gain of $1,487,000. The extraordinary gain was the debt forgiveness less the cost of future interest expense on the refinanced debt and the repricing and issuance of warrants.

     The Company believes that existing cash balances and available financing will be sufficient to meet its projected working capital and other cash requirements at least through the third quarter of 1999. There can be no assurances, however, that lower than expected revenues, increased expenses, increased costs associated with the purchase or maintenance of capital equipment, or other events will not cause the Company to seek more capital, or capital sooner than currently expected. There can be no assurance that such additional financing will available when needed or, if available, will be available on satisfactory terms.

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

     Contingency planning will be performed in conjunction with the planning, testing and integration of the Company's Year 2000 compliance project. For each mission critical vendor or trading partner that had not responded on Year 2000 compliance to the Company's satisfaction by July 31, 1999, a contingency plan is being developed. If, during a follow-up survey scheduled for the third quarter of 1999, it appears that compliance is behind schedule or problematic, the contingency plan will be implemented. This is expected to be completed by the middle of the fourth quarter of 1999.

CERTAIN FACTORS AFFECTING OPERATING RESULTS

Customer Concentration

     The Company has been substantially dependent on a relatively small number of customers within the semiconductor industry. During the second quarter of 1999, Atmel Semiconductor and Ford Microelectronics accounted for 23% and 17%, respectively, of the Company's revenues. During the first six months of 1999, Atmel Semiconductor and Ford Microelectronics accounted for 28% and 18%, respectively, of the Company's revenues. Ford Microelectronics has notified the Company that its current business program will end during the third quarter of 1999. It is estimated that sales to Ford Microelectronics in the third quarter will represent less than 10% of total sales and zero in the fourth quarter of 1999. The Company believes that it can develop new business to offset the loss of this customer. There can be no assurance that the Company will be able to so.

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

Underutilization of Manufacturing Capacity; High Fixed Costs

     The Company made substantial investments in expanding its manufacturing capacity during its operating history, in anticipation of increased future business. Since early 1997, the Company has incurred net losses as revenues dropped substantially, while overhead and fixed costs increased, with the result that there was substantial underutilized manufacturing capacity. The Company continues to operate with significant underutilized capacity. There can be no assurance that the Company will receive orders from new or existing customers that will enable it to utilize such manufacturing capacity in a
timely manner.   The Company's inability to generate the additional revenues necessary to more fully utilize its capacity has had and will continue to have a material adverse effect on the Company's business, financial condition and results of operations.

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

Competition

     The semiconductor packaging industry is highly competitive. The Company currently faces substantial competition from established packaging foundries located in Asia, such as Advanced Semiconductor Assembly Technology in Hong Kong, Advanced Semiconductor Engineering, Inc. and Siliconware in Taiwan, ANAM in Korea, PT Astra in Indonesia and Hana Technologies in Hong Kong. Each of these companies has significantly greater manufacturing capacity, financial resources, research and development operations, marketing and other capabilities than the Company and has been operating for a significantly longer period of time than the Company. Such companies have also established relationships with many large semiconductor companies which are current or potential customers of the Company. The Company could face substantial competition from Asian packaging foundries should one or more of such companies decide to establish foundry operations in North America. The Company also faces competition from other independent, North American packaging foundries. The Company also competes against companies which have in-house packaging capabilities as current and prospective customers constantly evaluate the Company's capabilities against the merits of in-house packaging. Many of the Company's customers are also customers of one or more of the Company's principal competitors. The principal elements of competition in the semiconductor packaging market include delivery cycle times, price, product performance, quality, production yield, responsiveness and flexibility, reliability and the ability to design and incorporate product improvements. The Company believes it principally competes on the basis of shorter delivery cycle times it can offer customers due to the close proximity of its manufacturing facility to its customers' operations and the end users of its customers' products.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           The Company is not a party to any legal proceedings.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  10.30 Promissory Note dated as of July 23, 1999, between the Company and Bank SinoPac.

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




                                 Integrated Packaging Assembly Corporation


Date:     August 16, 1999        /s/  Patrick Verderico
                                 ---------------------------------
                                      Patrick Verderico
                                      President and Chief Executive Officer



                                 /s/  F. Terrence Markle
                                 ---------------------------------
                                      F. Terrence Markle
                                      Corporate Controller and
                                      Principal Accounting Officer