Form 10-Q
period 1999-10-03
INTEGRATED PACKAGING ASSEMBLY CORP
filed 1999-11-17
CIK 924101

UNITED STATES
                 SECURITIES & EXCHANGE COMMISSION
                      Washington, D.C. 20549
                 --------------------------------

                            FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended October 3, 1999

OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________


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

                       Yes   X    No
                           -----     -----

Number of shares of common stock outstanding as of November 15, 1999:
54,414,601. As of November 15, 1999, the Company also had 3,000,000 shares of Series A Convertible Preferred Stock outstanding which is convertible into 41,246,312 shares of Common Stock.

                              TABLE OF CONTENTS
                                                                       Page
                                                                       ----
Part I.   Financial Information

          Item 1.     Financial Statements

                      Condensed Balance Sheet..........................  3
                      Condensed Statement of Operations................  4
                      Condensed Statement of Cash Flows................  5
                      Notes to Condensed Financial Statements..........  6

          Item 2.     Management's Discussion and Analysis of
                      Financial Conditions and Results of Operations...  9

Part II.  Other Information

          Item 1.     Legal Proceedings................................ 19

          Item 4.     Submission of Matters to a Vote of Security
                      Holders.......................................... 19

          Item 6.     Exhibits and Reports on Form 8-K................. 21

          Signatures................................................... 22

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  Integrated Packaging Assembly Corporation
                      Condensed Statement of Operations
                    (In thousands, except per share data)
                                 (Unaudited)

                                                   October 3,  December 31,
                                                      1999         1998
                                                  ------------ ------------
Assets
  Current assets:
    Cash and cash equivalents                          $1,652           --
    Accounts receivable, net                            2,716        2,105
    Inventory                                           1,014        1,704
      Prepaid expenses and other current assets           742          792
                                                  ------------ ------------
        Total current assets                            6,124        4,601

  Property and equipment, net                          10,950       13,930
  Other assets                                            142          197
                                                  ------------ ------------
      Total assets                                    $17,216      $18,728
                                                  ============ ============
Liabilities and Shareholders' Equity
  Current liabilities:
    Bank debt                                         $15,195       $2,816
    Current portion of long term debt                      --       12,907
    Accounts payable                                    1,737        2,155
    Accrued expenses and other liabilities              2,888        2,808
                                                  ------------ ------------
      Total current liabilities                        19,820       20,686
                                                  ------------ ------------
  Deferred gain on sale of facilities                   1,145        1,249
  Series A Mandatorily redeemable convertible
    preferred stock                                     4,874           --

  Shareholders' equity:
    Common Stock                                       43,181       40,621
    Accumulated earnings (deficit)                    (51,804)     (43,828)
                                                  ------------ ------------
      Total shareholders' equity                       (8,623)      (3,207)
                                                  ------------ ------------
      Total liabilities and shareholders' equity      $17,216      $18,728
                                                  ============ ============

The accompanying notes are an integral part of these financial statements.

                    Integrated Packaging Assembly Ccorporation
                        Condensed Statement of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                   Three Months Ended     Nine Months Ended
                                  --------------------- ---------------------
                                  October 3, October 4, October 3, October 4,
                                     1999       1998       1999       1998
                                  ---------- ---------- ---------- ----------
Revenues                             $4,408     $5,816    $11,836    $18,539
Cost of revenues                      6,001      6,930     17,039     23,245
                                 ---------- ---------- ---------- ----------
Gross loss                           (1,593)    (1,114)    (5,203)    (4,706)
                                  ---------- ---------- ---------- ----------
Operating expenses:
  Selling, general &
    administrative                      843      1,047      2,917      3,080
  Research & development                181        272        528        905
  Write down of impaired assets          --         --         --     18,200
                                  ---------- ---------- ---------- ----------
    Total operating expenses          1,024      1,319      3,445     22,185
                                  ---------- ---------- ---------- ----------
Operating loss                       (2,617)    (2,433)    (8,648)   (26,891)
Interest & other income                  32        248         59      1,208
Interest expense                       (276)      (452)    (1,207)    (1,304)
                                  ---------- ---------- ---------- ----------
Loss before extraordinary
  gain and preferred stock
  dividends                          (2,861)    (2,637)    (9,796)   (26,987)

Extraordinary gain                      560         --      2,047         --
                                  ---------- ---------- ---------- ----------
Net loss before preferred
  stock dividends                    (2,301)    (2,637)    (7,749)   (26,987)
Preferred stock dividend                136         --        227         --
Deemed dividends on preferred
  stock                                  --         --      6,800         --

                                  ---------- ---------- ---------- ----------
Net loss applicable to common
  shareholders                      ($2,437)   ($2,637)  ($14,776)  ($26,987)
                                  ========== ========== ========== ==========
Per share data:
  Net loss per share
    Basic and diluted                ($0.10)    ($0.19)    ($0.84)    ($1.92)
                                  ========== ========== ========== ==========
  Number of shares used to
    compute per share data
    Basic and diluted                23,934     14,088     17,511     14,029
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

                  Integrated Packaging Assembly Corporation
                      Condensed Statement of Cash Flows
                           Increase (Decrease) Cash
                                (In thousands)
                                 (Unaudited)

                                                      Nine Months Ended
                                                    ---------------------
                                                    October 3, October 4,
                                                       1999       1998
                                                    ---------- ----------
Cash flows from Operating Activities:
  Net loss before preferred stock dividends           ($7,749)  ($26,987)
  Adjustments:
    Depreciation and amortization                       3,266      5,855
    Write down of impaired assets                          --     18,200
    Gain on sale of facilities, net                      (104)      (792)
    Extraordinary gain on debt restructurings          (2,047)        --
    Changes in assets and liabilities:
      Accounts receivable                                (611)      (307)
      Inventory                                           689          6
      Prepaid expenses and other assets                   (34)      (435)
        Accounts payable                                  203     (2,600)
        Accrued expenses and other liabilities           (455)       701
                                                    ---------- ----------
    Net cash provided by (used in) operating
      activities                                       (6,842)    (6,359)
                                                    ---------- ----------
Cash flows used in investing activities:
  Acquisition of property and equipment                   (79)    (1,289)
  Proceeds from sale and leaseback                         --      7,312
                                                    ---------- ----------
    Net cash provided by (used in) investing
      activities                                          (79)     6,023
                                                    ---------- ----------
Cash flows provided by financing activities:
  Proceeds from revolving bank line                    25,817      2,135
  Payments on revolving line                          (18,328)        --
  Payments under capital lease obligations               (694)      (976)
  Proceeds from note payable and other                  4,890         --
  Payments on note payable                             (9,629)    (3,897)
  Proceeds from issuance of preferred stock             6,498         --
  Proceeds from the issuance of common stock               19        152
                                                    ---------- ----------
    Net cash provided by (used in) financing
      activities                                        8,573     (2,586)
                                                    ---------- ----------
Net increase in cash                                    1,652     (2,922)
Cash and cash equivalents at beginning of period           --      2,928
                                                    ---------- ----------
Cash and cash equivalents at end of period             $1,652         $6
                                                    ========== ==========
Supplemental disclosure of cash flow information
  Acquisition of equipment under capital leases       $    --     $3,139
  Issuance of warrants in conjunction with capital
    leases                                            $    --       $132
  Common stock issued for preferred stock dividends       $91    $    --
  Deemed dividends on preferred stock                  $6,800    $    --
  Issuance and repricing of warrants in conjunction
    with debt forgiveness                                $790    $    --


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

     The results of operations for the three month and nine month periods ended October 3, 1999 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 1999.

NOTE 2.    NOTES PAYABLE AND CAPITAL LEASES:

     At the end of the second quarter of 1998, the Company ceased making scheduled repayments of its debt balances outstanding relating to its Bank Term Note Payable, Equipment Notes Payable and Line of Credit as well as its capital leases. Certain of these debt facilities required that the Company maintain certain financial covenants. From July 5, 1998, the Company was out of compliance with certain of these covenants. As a result of the covenant noncompliance and failure to make scheduled repayments, the entire balance due was classified as a current liability until the debt restructuring of April 29, 1999.

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

     On April 29, 1999, Orient Semiconductor Electronics, Limited ("OSE") purchased 4,000,000 shares of the Company's Series A Preferred Stock, convertible into 75% (approximately 55,000,000 shares) of the Company's Common Stock on a fully-diluted basis, for $6.8 million. As part of this transaction, the Company's secured creditors agreed to terminate their legal actions and have restructured the secured debt, including debt forgiveness and extended payment terms over the next twelve to forty-eight months.

     As part of the restructuring of secured debt, certain creditors were issued warrants to purchase a total of approximately 1.5 million shares of common stock at a price of $0.1236 per share. In addition, warrants to purchase a total of 244,345 shares of common stock held by secured creditors were repriced from exercise prices ranging from $0.77 to $3.30 per share of common stock to $0.1236 per share. The fair value as determined using a Black-Scholes valuation model of the warrants issued and the incremental value of the repriced warrants was $790,000.

     As a result of the April 1999 debt restructuring, the Company recorded an extraordinary gain of $1,487,000.

     In September 1999, the Company entered into a loan and security agreement with Far East National Bank and Bank SinoPac, Los Angeles Branch that provides a revolving committed line of credit of up to $11 million (the "Facility"). The Facility was used to repay all remaining principal amounts due to secured creditors that were subject to the April 1999 debt restructuring. This transaction resulted in an extraordinary gain of $560,000.

     In addition to allowing all restructured secured debts to be repaid, the Facility also replaced the accounts receivable factoring agreement which had allowed the Company to borrow up to the lesser of $2.8 million or 80% of eligible accounts receivable.

     The Facility accrues interest at the prime rate of Far East National Bank (8.25 % at October 3, 1999) plus 0.75%. The Facility is available to the Company through September 17, 2000. Under the Facility, the Company is required to meet certain financial covenants, including certain net income/loss levels, restrictions on the payment of dividends and restrictions on a change in control of the Company. The Facility is guaranteed by Orient Semiconductor Electronics Limited. The Facility is secured by all property and equipment, inventory, intangibles and accounts receivable. As of October 3, 1999 the Company owed $8,194,768 under the Facility.

     In July 1999, the Company entered into a Business Loan Agreement and Promissory Note (the Agreement). Under the Agreement the Company has borrowed $7 million from Bank SinoPac, Los Angeles Branch which is repayable on July 31, 2000. The interest payable under the Agreement is the Bank SinoPac prime rate (8.25 % at October 3, 1999) less 0.25%. Under the Agreement, the Company is required to meet certain covenants including restrictions on changes in ownership and payment of dividends. The Agreement is guaranteed by Orient Semiconductor Electronics Limited. As of October 3, 1999 the Company owed $7,000,000 under the Agreement. The Agreement replaced a $7,000,000 line of credit from another bank.

     As a result of the conversion of Series A Preferred Stock into Common Stock during the quarter ended October 3, 1999 (see Note 8) and the October 29, 1999 acquisition of OSE, Inc. (see Note 7) the Company had Events of Default under the Facility and the Agreement. The Company has obtained waivers for these events of default as well as negotiated amendments to the Facility and the Agreement.

         NOTE 3.    BALANCE SHEET COMPONENTS:
                    (In thousands)

                               October 4,  December 31,
                                  1999         1998
                              ------------ ------------
   Inventory
      Raw Materials                  $761       $1,509
      Work in process                 253          195
                              ------------ ------------
                                   $1,014       $1,704
                              ============ ============

NOTE 4.   INCOME TAXES:

     No provision or benefit for income taxes was recorded for the three and nine month periods ended October 3, 1999 and October 4, 1998, as the Company operated at a loss.

NOTE 5.   NET INCOME (LOSS) PER SHARE:

     Net income (loss) per basic and diluted share for the three month and nine periods ended October 3, 1999 and October 4, 1998 was computed using the weighted average number of common shares outstanding during the period but excluded the dilutive potential common shares from assumed conversions because of their anti-dilutive effect. Dilutive potential common shares include outstanding stock options and warrants, using the treasury stock method. At October 3, 1999, there were options and warrants outstanding to purchase an aggregate of 8,064,000 shares of Common Stock of which options and warrants to purchase an aggregate of 2,490,000 shares were exercisable. At October 4, 1998 there were options and warrants outstanding to purchase an aggregate of 2,518,000 shares of Common Stock of which options and warrants to purchase an aggregate of 1,257,000 shares were exercisable.

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

     During the second quarter of 1998, the Company recorded charges related to the impairment of its manufacturing equipment of $18.2 million. The impairment is a result of continued adverse conditions in the semiconductor industry, and historical as well as forecasted manufacturing equipment underutilization. The fair value of manufacturing equipment was based upon an independent estimate of fair values.

NOTE 7.   ACQUISITION OF THE NORTH AMERICAN DISTRIBUTOR OF ORIENT
SEMICONDUCTOR ELECTRONIC, LTD.

     On October 29, 1999, the Company acquired the North American distributor of Orient Semiconductor Electronics, LTD., ("OSE") in a stock for stock exchange valued at approximately $5 million. In connection with the acquisition the Company issued 25,910,090 shares of its Common Stock. As a result of the transaction, the distributor, OSE, Inc. ("OSEI"), will be operated as a wholly owned subsidiary of the Company.

     OSEI is a privately held corporation that serves as the exclusive North American distributor of OSE, a public Taiwanese company and the Company's principal shareholder. OSEI derives its earnings from fees received on the sales of OSE's semiconductor assembly and test services to customers in North America. OSEI had revenues of $48.8 million in the fiscal year 1999 that ended June 1999. The Company will report consolidated results with OSEI commencing on October 30, 1999

NOTE 8.   SERIES A MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

     The Company issued 4,000,000 shares of Series A mandatorily redeemable convertible preferred stock (Series A Preferred) to OSE on April 29, 1999. Each share of Series A Preferred is initially convertible into 13.7487705 shares of the Company's Common Stock at the option of the holder. On August 4, 1999, OSE converted 1,000,000 shares of Series A Preferred into 13,748,771 shares of the Company's Common Stock. The holders of shares of Series A Preferred are entitled to dividends at the rate of $0.136 per annum per share payable semiannually on July 1 and January 1 each year. The dividends on Series A preferred are payable in cash, shares of Common Stock or any combination of cash and shares of Common Stock, at the option of the holders of Series A Preferred. The Series A Preferred are mandatorily redeemable for $1.70 per share in the event of any liquidation, dissolution, or winding up of the Company.

NOTE 9.   RECENTLY ISSUED ACCOUNTING STANDARD:

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

Overview

     As a result of a reduction in orders from the Company's customers, the Company has had significant excess production capacity since the first quarter of 1997. The reduction in revenues and underutilization of capacity and resultant underabsorption of fixed costs resulted in operating losses that have continued into 1999. As a result of these circumstances, the Company's independent accountants' opinion on the Company's December 31, 1998 financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

     In April, 1999, Orient Semiconductor Electronics, Limited ("OSE") purchased 4,000,000 shares of the Company's Series A Preferred Stock, convertible into 75% (approximately 55,000,000 shares) of the Company's Common Stock on a fully-diluted basis, for $6.8 million. As part of this Company's transaction the Company's secured creditors agreed to terminate their legal actions and have restructured the secured debt, including debt forgiveness and extended payment terms over the next twelve to forty-eight months.

     On October 29, 1999, the Company acquired the North American distributor of Orient Semiconductor

Electronics, LTD., ("OSE") in a stock for stock exchange valued at approximately $5 million. In connection with the acquisition the Company issued 25,910,090 shares of Common Stock. As a result of the transaction, the distributor, OSE, Inc. ("OSEI"), will be operated as a wholly owned subsidiary of the Company.

     OSEI is a privately held corporation that serves as the exclusive North American distributor of OSE, a public Taiwanese company and the Company's principal shareholder. OSEI derives its earnings from fees received on the sales of OSE's semiconductor assembly and test services to customers in North America. OSEI had revenues of $48.8 million in the fiscal year 1999 that ended June 1999. The Company will report consolidated results with OSEI commencing on October 30, 1999.

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

Revenues

     The Company recognizes revenues upon shipment of products to its customers. Revenues for the three month and nine month periods ended October 3, 1999 were $4.4 million and $11.8 million, respectively, compared with $5.8 million and $18.5 million, respectively, for the comparable periods in the prior fiscal year. The decreases in revenues in the 1999 period are primarily due to decreased orders and a reduction in average selling prices due to changes in product mix and a decline in selling prices.

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

Gross Profit

     Cost of revenues includes materials, labor, depreciation and overhead costs associated with semiconductor packaging. Gross losses for the three month and nine month periods ended October 3, 1999, were $1.6 million and $5.2 million, respectively, compared with losses of $1.1 million and $4.7 million,
respectively, for the comparable periods in the prior fiscal year.   Gross
profit as a percentage of revenues was a negative 36.1% for the three months ended October 3, 1999, compared to a negative 19.2% for the same period of 1998. Gross profit was a negative 44.0% for the nine months ended October 3, 1999, compared to a negative 25.4% for the same period in 1998. These declines in gross profit were primarily the result of lower average selling prices, caused by changes in package mix and industry competition, and higher labor and manufacturing overhead costs and low capacity utilization.

     Depreciation for certain of the Company's machinery and equipment acquired prior to 1997 is calculated using the units of production method, in which depreciation is calculated based upon the units produced in a given period divided by the estimate of total units to be produced over its life following commencement of use. Such estimates are reassessed periodically when facts and circumstances suggest a revision may be necessary. In all cases, the asset will be depreciated by the end of its estimated five or six year life so that each quarter the equipment is subject to certain minimum levels of depreciation. Assets acquired beginning in 1997 are depreciated using the straight-line method. Depreciation and amortization was $1.1 million and $3.3 million for the three month and nine month periods ended October 3, 1999 compared to $1.1 million and $5.9 million for the same periods in 1998. Depreciation expense decreased substantially starting with the third quarter of 1998, as a result of the write down of impaired assets recorded during the second quarter of 1998.

Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal, and accounting costs. Selling, general and administrative expenses decreased 19.5% to $0.8 million and 5.3% to $2.9 million for the three month and nine month periods ended October 3, 1999, respectively, over the comparable periods of 1998. For the three month period, the decrease was due primarily to decreased spending in the sales function and administration activities. For the nine month period, the decrease was primarily due to decreased spending in the sales functions which was partially offset by increased spending in the administration activities. The increase in administration spending for the nine month period included a $123,000 severance provision in June 1999 related to a reduction in the Company's workforce.

     As a percentage of revenues, selling, general and administrative expenses increased from 18.0% for the third quarter of 1998 to 19.1% in the third quarter of 1999 and from 16.6% for the first nine months of 1998 to 24.6% for the comparable period in 1999. These increases were primarily due to the lower revenue level in 1999.

Research and Development

     Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses decreased 33.5% to $181,000 and 41.7% to $528,000 for the three month and nine month periods ended October 3, 1999, respectively, over the comparable period in 1998. These decreases are primarily due to reduced spending.

     As a percentage of revenues, research and development expenses decreased from 4.7% in the third quarter of 1998 to 4.1% in the third quarter of 1999 and from 4.9% for the first nine months of 1998 to 4.5% for the comparable period in 1999. The decrease resulted from containment of the absolute level of research and development expenses.

Write Down of Impaired Assets

     During the second quarter of 1998, the Company recorded charges related to the impairment of its manufacturing equipment of $18.2 million. The impairment was a result of continued adverse conditions in the semiconductor industry, and historical as well as forecasted manufacturing equipment underutilization. The fair value of manufacturing equipment was based upon an independent estimate of fair values.

Interest  and Other Income (Expense)

     Interest expense and other income are primarily comprised of interest expense on equipment financing, offset by interest earnings from investments in cash equivalents and short-term investments

     Interest and other income decreased from $248,000 for the three month period ended October 4, 1998 to $32,000 for the three month period ended October 3, 1999. This decrease is primarily due to the reduction in interest earnings from investments in cash equivalents and short-term investments. Interest and other income decreased from $1,208,000 for the nine month period ended October 4, 1998 to $$59,000 for the nine month period ended October 3, 1999. For the nine month period ending October 4, 1998, interest and other income included a gain of $700,000 from the sale of the land and building not occupied by the Company.

    Interest expense decreased from $452,000 for the three month period ended October 4, 1998 to $276,000 for the three month period ended October 3, 1999. Interest expense decreased primarily due to the reduction of secured debt as a result of the restructuring. Interest expense decreased from $1,304,000 for the nine month period ended October 4, 1998 to $1,207,000 for the nine month period ended October 3, 1999.

     On September 29, 1999, the Company entered into a new $11 million loan and security agreement with two banks. The principal of the revolving loan is due and payable in one year. The loan is guaranteed by OSE. With the new loan, the Company has terminated and fully repaid all its secured creditors.

Provision for Income Taxes

     The Company did not record a provision for income tax for the three month and nine month periods ended October 3, 1999 and October 4, 1998 as the Company operated at a loss.

Extraordinary Gain

     In April 1999, the Company's secured creditors agreed to a restructure of the Company's secured debt, including debt forgiveness. As a result, the Company recorded an extraordinary gain of $1,487,000.

     In September 1999, the Company entered into a loan and security agreement with Far East National Bank and Bank SinoPac, Los Angeles Branch. As a result the secured creditors subject to the April 1999 restructure were paid all remaining principal amounts. Accordingly this transaction resulted in an extraordinary gain of $560,000.

Deemed Dividends on Preferred Stock

     During the second quarter of 1999, the Company recorded a deemed dividend on preferred stock of $6.8 million. This is the result of the conversion price of the convertible preferred stock issued to OSE during the quarter being less than the market price of the common stock on the date of the transaction. All deemed dividends related to the transaction have been recognized during the second quarter as a result of the preferred stock being immediately convertible at the discretion of the holder.

Liquidity and Capital Resources

     During the nine month period ended October 3, 1999, the Company's net cash used in operations was $6.8 million. Net cash used in operations was comprised primarily of a net loss before preferred stock dividends of $7.7 million and non-cash extraordinary gain on debt restructure of $2.0 million, partially offset by $3.3 million of non-cash charges for depreciation and
amortization, and a net increase in working capital items of $208,000.   As of
October 3, 1999, the Company had cash and cash equivalents of $1.7 million. The Company has approximately $2.8 million available to be used under the $11 million credit facility entered into in September 1999.

     The Company had capital expenditures of $79,000 during the first nine
months of 1999.   The Company expects to spend approximately $500,000 on
capital expenditures during the remainder of 1999 for the acquisition of equipment. Most of the Company's production equipment has historically been funded through term loans secured by production equipment and future expenditure is expected to be financed this way.

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

     In June 1998, the Company entered in a capital lease for approximately $3.1 million of production equipment. The lease expires in 2002. In conjunction with the lease, the Company issued warrants to purchase 171,428 shares of common stock at $1.31 per share and are exercisable for seven years. The warrants were valued at $132,000 using a Black-Scholes valuation model.
As discussed later, these warrants were repriced to an exercised price of $0.1236 per share as part of a debt restructure. This lease was paid out in full in September 1999.

     During the nine months ended October 3, 1999, $8.6 million was provided in financing activities. This resulted primarily from net proceeds from issuance of preferred stock for $6.5 million and proceeds from a revolving lines of credit for $30.7 million which were offset by payments of $28.7 million on the revolving line of credit, notes payable and capital leases.

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

    In April, 1999, OSE purchased 4,000,000 shares of the Company's Series A Preferred Stock, convertible into 75% (approximately 55,000,000 shares) of the Company's Common Stock on a fully-diluted basis, for $6.8 million. As part of this transaction, the Company's secured creditors agreed to terminate their legal actions and have restructured the secured debt, including debt forgiveness and extended payment terms over the next twelve to forty-eight months. On August 4, 1999, OSE converted 1,000,000 preferred shares into 13,748,771 shares of common stock.

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

   On July 23, 1999, the Company entered into a $ 7 million bank line of credit. This line is guaranteed by OSE and is available to finance operations and working capital needs through July 31, 2000. Borrowings under the line of credit accrue interest at the bank's prime rate (8.25% at October 3, 1999) less 0.25%. The Company used the proceeds of this line to terminate and completely pay off an existing $7 million line of credit.

   On September 29, 1999, the Company entered into a line of credit agreement with two banks that provides through September 2000, for borrowing up to a total of $ 11,000,000. Borrowings under the line of credit accrue interest at the bank prime rate (8.25% of October 3, 1999) plus 0.75% and are collateralized by the assets of the Company. This agreement requires the Company to maintain certain financial covenants and restricts the payment of dividends. The Company has approximately $2.8 million available to be used under the $11 million credit facility entered into in September 1999.

    On September 29, 1999 the Company paid off all the secured creditors of the debt restructured on April 29, 1999.

     The Company believes that existing cash balances and available financing will be sufficient to meet its projected working capital and other cash requirements at least through the second quarter of 2000. There can be no assurances, however, that lower than expected revenues, increased expenses, increased costs associated with the purchase or maintenance of capital equipment, or other events will not cause the Company to seek more capital, or capital sooner than currently expected. There can be no assurance that such additional financing will available when needed or, if available, will be available on satisfactory terms.

Year 2000 Readiness Disclosure

     The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

     The Year 2000 ("Y2K") problem arises from the use of a two-digit field to identify years in computer programs, e.g., 85=1985, and the assumption of a single century, the 1900s. Any program so created may read or attempt to read, "00" as the year 1900. There may be other related issues which could also lead to incorrect calculations or failure, such as the year 2000 is a leap year. Accordingly, some computer hardware and software including programs embedded within machinery and parts will need to be modified prior to the year 2000 in order to remain functional. To address the issue, the Company created an internal task force to assess its state of readiness for possible "Year 2000" issues and take the necessary actions to ensure Year 2000 compliance

     The Company believes that its Year 2000 compliance project will be completed in advance of the Year 2000 date transition and will not have a material adverse effect on the Company's financial condition or overall trends in the results of operations. However, there can be no assurance that unanticipated delays or problems, including the failure to ensure Year 2000 compliance by systems, services or products supplied to the Company by a third party, will not have an adverse effect on the Company, its financial performance, or the competitiveness or customer acceptance of its products.

     The Company has completed its initial assessment of its production equipment and its information system, and does not anticipate any significant Year 2000 issues from its equipment or its own information system, databases or programs. Software and supporting hardware determined to be essential for Company operations has been tested and if necessary upgraded to account for Year 2000 dates. The costs incurred to date and expected to be incurred in the future are not material to the Company's financial condition or result of operations.

     In addition, the Company has been in contact with its suppliers and other third parties to determine the extent to which they may be vulnerable to "Year 2000" issues. The majority of these suppliers have completed their programs and have assured the Company that they do not anticipate any Year 2000 issues. To address potential interruption in supply or services from the remaining suppliers, contingency plans have been developed, approved and implemented.

     The Company continues to assess our Year 2000 status in order to include matters as they come to the Company's attention, which could give rise to the need form remedial measures which have not yet been identified.

CERTAIN FACTORS AFFECTING OPERATING RESULTS

Customer Concentration

     The Company has been substantially dependent on a relatively small number of customers within the semiconductor industry. During the third quarter of 1999, Atmel Semiconductor and Dii Semiconductor accounted for approximately 33% and 18% , respectively, of the Company's revenues. During the first nine months of 1999, Atmel Semiconductor and Ford Microelectronics accounted for approximately 30% and 13%, respectively, of the Company's revenues. Ford Microelectronics has notified the Company that its current business program will end during the third quarter of 1999. Sales to Ford Microelectronics were approximately 5% of total revenue in the third quarter and are expected to be zero in the fourth quarter of

1999. The Company believes that it can develop new business to offset the loss of this customer. There can be no assurance that the Company will be able to so.

     There can be no assurance that such customers or any other customers will continue to place orders with the Company in the future at the same levels as in prior periods. The loss of one or more of the Company's customers, or reduced orders by any of its key customers, would likely adversely affect the Company's business, financial condition and results of operations.

Underutilization of Manufacturing Capacity; High Fixed Costs

     The Company made substantial investments in expanding its manufacturing capacity during its operating history, in anticipation of increased future business. Since early 1997, the Company has incurred net losses as revenues dropped substantially, with the result that there was substantial underutilized manufacturing capacity. The Company continues to operate with significant underutilized capacity. There can be no assurance that the Company will receive orders from new or existing customers that will enable it
to utilize such manufacturing capacity in a timely manner.   The Company's
inability to generate the additional revenues necessary to more fully utilize its capacity has had and will continue to have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company's 1999 Annual Meeting of the Stockholders was held on September 3, 1999. Matters voted at that meeting were:

            (i) The election of the five (5) directors to hold office until the 2001 Annual Meeting of Stockholders and until their successors are elected and qualified.

            (ii) Proposal to amend the Company's certificate of incorporation to increase the authorized number of shares of common stock by 125,000,000 shares to 200,000,000 shares and increase the authorized number of shares of preferred stock by 5,000,000 shares to 10,000,000 shares.

            (iii) Proposal to amend the Company's 1993 Stock Plan to increase the number of shares available for issuance thereunder by 17,485,079 shares to 20,000,000 shares.

            (iv) Proposal to amend the Company's employee stock purchase plan to increase the number of shares available for issuance thereunder by 1,600,000 shares to 2,000,000 shares.

            (v) Proposal to approve the Company's 1999 director option plan with 4,000,000 shares reserved for issuance thereunder.

            (vi) Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the 1999 fiscal year.

            The results of the voting on each proposal were as follows:

            Proposal I.  Election of directors

                  Director                 For               Withheld
                  Patrick Verderico    59,549,876             19,473
                  Donald W. Brooks     59,550,147             19,202
                  Edward S. Duh        59,550,147             19,202
                  Calvin Lee           59,550,147             19,202
                  Edmond Tseng         59,550,147             19,202

            Proposal II.  Amendment to the Company's certificate of
                          incorporation

                  For           Against      Abstain    Broker non-votes

                  Common Stock
                  18,071,424    240,582      11,030           None

                  Preferred Stock
                  41,246,312          0           0           None

            Proposal III.  Amendment to the Company's 1993 Stock Plan

                  For           Against      Abstain    Broker non-votes
                  59,321,998    243,078       4,273           None

            Proposal IV.  Amendment to the Company's stock purchase plan

                  For           Against      Abstain    Broker non-votes
                  59,528,292     35,984       5,073           None

            Proposal V.  Approve the Company's 1999 director option plan

                  For           Against      Abstain    Broker non-votes
                  59,316,253    247,823       5,273           None

            Proposal VI.  Ratification of the selection of
                          PricewaterhouseCoopers LLP

                  For           Against      Abstain    Broker non-votes
                  59,560,891     2,300        6,158           None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       10.31 Loan and Security Agreement dated as of September 17, 1999, between the Company and Bank SinoPac and Far East National Bank.

       10.32* Exclusive Sales Distributor Agreement between OSE, Inc.
              and Orient Semiconductor Electronics Limited dated as of October 29, 1999.

       10.33 Amendment to Loan and Security Agreement dated as of September 17, 1999 between the Company and Bank SinoPac, Los Angeles Branch and Far East National Bank.

       10.34 Amendment to Business Loan Agreement and Promissory Note dated as of November 8, 1999 between the Company and Bank SinoPac.

              * Incorporated by reference to the Company's Current Report on Form 8-K filed on November 15, 1999.

        27    Financial Data Schedule

    (b) Reports on Form 8-K

        Acquisition of OSEI, filed on November 15, 1999

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Integrated Packaging Assembly Corporation

Date: November 16, 1999          /s/ Patrick Verderico
                                 -------------------------------------
                                 Patrick Verderico
                                 President and Chief Executive Officer



                                 /s/ F. Terrence Markle
                                 -------------------------------------
                                 F. Terrence Markle
                                 Corporate Controller and
                                 Principal Accounting Officer