Form 10-K
period 1999-12-31
INTEGRATED PACKAGING ASSEMBLY CORP
filed 2000-03-29
CIK 924101

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                         ----------------------------

                                  Form 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 1999

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________

                        Commission File Number 0-27712
                        ------------------------------

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

          Delaware                                77-0309372
(State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization)

2221 Old Oakland Road                                 95131-1402
San Jose, California                                  (Zip Code)
(Address of principal executive offices)

     Registrant's telephone number including area code: (408) 321-3600 Securities registered pursuant to Section 12(g) of the Exchange Act:
                    Common Stock, .001 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company as of March 17, 2000, was approximately $7,743,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock outstanding as of March 17, 2000 was 55,193,515. The Registrant also had 3,000,000 shares of Series A Convertible Preferred Stock outstanding on such date which is convertible at any time by the holder into 41,246,312 shares of Common Stock.

                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                               TABLE OF CONTENTS

                                                                        Page
                                                                        ----
Part I

    Item 1.   Business.................................................   3
    Item 2.   Properties...............................................  11
    Item 3.   Legal Proceedings........................................  11
    Item 4.   Submission of Matters to a Vote of Security Holders......  11

Part II

    Item 5.   Market for Registrant's Common Equity and Related
                Stockholder Matters....................................  12
    Item 6.   Selected Financial Data..................................  13
    Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................  14
    Item 7a.  Quantitative and Qualitative Disclosures About
                Market Data............................................  21
    Item 8.   Financial Statements and Supplemental Data...............  22
    Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure...................  44

Part III

    Item 10.   Directors and Executive Officers of the Registrant......  45
    Item 11.   Executive Compensation..................................  45
    Item 12.   Security Ownership of Certain Beneficial Owners
                 and Management........................................  45
    Item 13.   Certain Relationships and Related Transactions..........  45

Part IV.

    Item 14.   Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K...........................................  45

SIGNATURES.............................................................  49


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

Item 1.  Business
-----------------

     Integrated Packaging Assembly Corporation ("IPAC") is a leading independent North American semiconductor packaging foundry. The Company receives wafers from its customers and assembles each integrated circuit in a protective plastic package. The Company's packaging facilities are located in San Jose, California in close proximity to its customers and the end-users of its customers' products. Due to intense competitive pressures in the electronics industry, semiconductor companies are faced with increasingly shorter product life cycles and therefore have a need to reduce the time it takes to bring a product to market. The Company believes that its close proximity to its customers promotes quicker turnaround design, prototype production and final product delivery to its North American customers, compared to its principal competitors which are primarily located in Asia.
The Company is also the exclusive North American sales and marketing organization for Orient Semiconductor Electronics, Ltd. ("OSE") of Taiwan, a public Taiwanese company and the Company's principal stockholder. Earnings are derived from fees received on the sales of OSE's semiconductor assembly and test services to customers headquartered in North America. The Company entered this market in October 1999 with the acquisition of OSE, Inc. ("OSEI").

Manufacturing

Semiconductor Packaging Services

     The Company has focused on packages designed for assembly using Surface Mount Technology ("SMT") in which leads on integrated circuits are soldered to the surface of the printed circuit board. Within the SMT market, the Company focuses on high pin-count packages, such as Quad Flat Packages ("QFPs") and Thin Quad Flat Packages ("TQFPs"). The Company offers eight different QFP and TQFP families with body sizes ranging from 7x7 mm to 32x32 mm and lead counts from 32 to 256 leads, two Plastic Ball Grid Array ("PBGA")/ Cavity Down Ball Grid Array ("CDBGA") families with body sizes of 27x27 and 35x35 with ball counts from 225 to 532 balls and three Low Profile Fine Pitch Ball Grid Array ("LFBGA")/Thin Profile Fine Pitch ball Grid Array ("TFBGA") families with ball counts from 144 to 196 balls. Integrated circuits packaged by the Company are used in the following applications: personal computers, modems, disk drives, automobiles, cameras and telecommunications, among others. Since inception, QFPs and TQFPs have accounted for substantially all of the Company's packaging revenues.

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

     The Company shipped approximately 11.9 million devices in 1997, approximately 19.8 million devices in 1998 and approximately 15.8 million devices in 1999. Since the fourth quarter of 1996, the Company has had available manufacturing capacity. The Company's manufacturing capacity utilization is a function of the mix of different package types produced by the Company at any one time and the proportion of standard production runs compared to expedited production runs. Thus, as the Company shifts its production among different package types or allocates a different amount of available capacity to standard production runs, the rate of the Company's capacity utilization changes, at times significantly.

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

      The Company believes that its competitive position depends on its ability to have sufficient capacity to meet anticipated customer demand. Accordingly, although the Company currently has available manufacturing capacity, the Company plans to continue to selectively invest to expand such capacity, particularly through the acquisition of capital equipment, including equipment for new packages (e.g. Ball Grid Array ("BGA") and Chip Scale Package ("CSP")). There can be no assurance that the Company will be able to utilize such capacity, that the cost of such expansion will not exceed management's current estimates or that such capacity will not exceed the demand for the Company's services. In addition, expansion of the Company's manufacturing capacity will continue to significantly increase its fixed costs, and the future profitability of the Company will depend on its ability to utilize its manufacturing capacity in an effective manner. The Company's inability to generate the additional production volume necessary to fully utilize its capacity had a material adverse effect on its business, financial condition and results of operation since 1997 and would continue to have a material adverse effect on the Company's future business, financial condition and results of operations.

      The semiconductor packaging business is capital intensive and requires a substantial amount of highly automated, expensive capital equipment which is manufactured by a limited number of suppliers, many of which are located in Asia or Europe. The Company's operations are significantly dependent upon the Company's ability to obtain capital equipment for its manufacturing operations in a timely manner. In this regard, the Company spent $608,000 in 1999 and expects to spend up to approximately $7.8 million to purchase capital equipment in 2000. The Company currently purchases capital equipment from a limited group of suppliers including Dai-Ichi Seiko Co., Ltd., ESEC SA and Kaijo Corporation. The Company has no long term agreement with any such supplier and acquires such equipment on a purchase order basis. The market for capital equipment used in semiconductor packaging has at times been characterized by intense demand, limited supply and long delivery cycles. The Company's dependence on such equipment suppliers poses substantial risks. Should any of the Company's major suppliers be unable or unwilling to provide the Company with high quality capital equipment in amounts necessary to meet the Company's requirements, the Company would experience severe difficulty locating alternative suppliers in a timely fashion and its operations could be materially adversely affected. Any problems with such capital equipment or any prolonged delay in equipment shipments by key suppliers or an inability to locate alternative equipment suppliers could have a material adverse effect on the Company's business, financial condition and results of operations and could result in damage to customer relationships. Moreover, increased levels of demand in the capital equipment market may cause an increase in the price of equipment, further lengthen delivery cycles and limit the ability of suppliers to adequately service equipment following delivery, any of which could have an adverse effect on the Company's business, financial condition or results of operations. In addition, adverse fluctuations in foreign currency exchange rates, particularly the Japanese yen, could result in increased prices for capital equipment purchased by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Quality Control

     The Company believes that total quality management is a vital component of customer satisfaction and internal productivity. The Company has established quality control systems, which are designed to maintain acceptable manufacturing yields at high volume production. The Company has also developed a sophisticated proprietary software program for material resource planning, shop floor control, work in process tracking, statistical process control and product costing. The Company obtained certification for its packaging operations pursuant to ISO 9002 in December 1996 and recertification in October 1999.

     As of December 31, 1999, the Company's quality control staff consisted of 11 engineers, technicians and other employees who monitor the Company's design and production processes in order to ensure high quality. These employees include line inspectors who work with members of the production staff to conduct examination, testing and fine-tuning of products during the production process. Quality control personnel are involved from initial design to production. The quality control staff also collects and analyzes data from various stages of the production process which is used by the Company for statistical process control.

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

     The semiconductor industry is comprised of different market segments based on device type and the end use of the device. Accordingly, within the semiconductor industry, demand for production in a particular segment may be subject to more significant fluctuations than other segments. If any of the Company's significant customers are in a segment which has experienced adverse market conditions, there would be an adverse effect on the Company's business, financial condition and operating results. There can be no assurance that reduced demand, or the general economic conditions underlying such demand, will not continue to adversely affect the Company's results of
operations.   Furthermore, there can be no assurance that any such
continuation or expansion of this reduced demand will not result in an additional and significant decline in the demand for the products produced by the Company's customers and a corresponding material adverse impact on the Company's business, operating results and financial condition.

     In addition, the Company has been substantially dependent on a relatively small number of customers within the semiconductor industry. The high concentration of business with a limited number of customers has adversely affected the Company's operating results, when business volume dropped substantially for several customers. There can be no assurance that such customers or any other customers will continue to place orders with the Company in the future at the same levels as in prior periods. In recent years, the Company's need for additional financing, and the uncertainty as to whether such financing could be obtained, adversely affected the Company's ability to obtain new customers. The loss of one or more of the Company's customers, or reduced orders by any of its key customers, would adversely affect the Company's business, financial condition and results of operations.

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

     To date, the Company has been substantially dependent on a relatively small number of customers. Specifically, Atmel Semiconductor and Orbit Semiconductor accounted for 30%, and 15%, respectively, of the Company's revenues in 1999. Atmel, Cirrus Logic and Ford accounted for 39%, 11% and 11%, respectively, of the Company's revenues in 1998. Cirrus Logic, Intel Corporation and Atmel accounted for 17%, 16% and 14%, respectively, of the Company's revenues in 1997. The Company anticipates that significant customer concentration will continue, although the companies which constitute the Company's largest customers may change from period to period. In this regard, Ford Microelectronics stopped manufacturing the automotive components that the Company packaged in 1999.

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

Competition; Decline in Average Selling Prices

     The semiconductor packaging industry is highly competitive. The Company currently faces substantial competition from established packaging foundries located in Asia, such as Advanced Semiconductor Assembly Technology in Hong Kong, Advanced Semiconductor Engineering, Inc. and Siliconware in Taiwan, Amkor Technology and ChipPAC in Korea, and other subcontractors in Singapore, Taiwan, Malaysia and Indonesia. Each of these companies has significantly greater manufacturing capacity, financial resources, research and development operations, marketing and other capabilities than the Company and has been operating for a significantly longer period of time than the Company. Such companies have also established relationships with many large semiconductor companies which are current or potential customers of the Company. The Company could face substantial competition from Asian packaging foundries should one or more of such companies decide to establish foundry operations in North America. The Company also faces competition from other independent, North American packaging foundries. The Company also competes against companies which have in-house packaging capabilities as current and prospective customers constantly evaluate the Company's capabilities against the merits of in-house packaging. Many of the Company's customers are also customers of one or more of the Company's principal competitors. The principal elements of competition in the semiconductor packaging market include delivery cycle times, price, product performance, quality, production yield, responsiveness and flexibility, reliability and the ability to design and incorporate product improvements. The Company believes it principally competes on the basis of shorter delivery cycle times it can offer customers due to the close proximity of its manufacturing facility to its customers' operations and the end users of its customers' products.

     For the past several years, the Company has experienced a decline in the average selling prices for a number of its products. The Company expects that average selling prices for its products will continue to decline in the future, principally due to intense competitive conditions. A decline in average selling prices of the Company's products, if not offset by reductions in the cost of producing those products, would continue to decrease the Company's gross margins and materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to reduce its cost per unit.

Research and Development

     The Company's research and development efforts are focused on improving the efficiency and capabilities of its production processes, and on developing new packages by making improvements upon commercially available materials and technology. The Company's research and development efforts are focused on improving existing technology, such as developing thermally enhanced QFPs that result in better heat dissipation, and emerging packaging technologies, such as BGA packages that provide for an increased number of leads per device without increasing the size of the functional integrated circuit and Chip Scale Packaging ("CSP"). Although the Company did not ship significant quantities of BGA devices in 1999, it believes that the increased pin count made available by BGA technology is an important technology that will enable the Company to provide new packaging services to its customers. The Company also works closely with the manufacturers of its packaging equipment in designing and modifying the equipment used in the Company's production process.

     As of December 31, 1999, the Company employed 4 persons in research and development activities. In addition, other management and operational personnel are involved in research and development activities. The Company supplements its research and development efforts with alliances and technology licensing agreements. For example, the Company is a member of an ARPA-TRP consortium working to enhance cooperation and participation by United States companies in assembly and packaging technology. In 1999, 1998 and 1997, the Company's research and development expenses were approximately $727,000, $1,101,000 and $1,276,000, respectively. The Company expects to continue to invest significant resources in research and development.

     The Company has focused its manufacturing resources on plastic QFPs for use with SMT, and the Company has neither the capability nor the intent to provide services to other substantial segments of the semiconductor packaging market. For example, the Company has no capacity to manufacture packages for use with PTH technology, nor does the Company presently intend to manufacture packages using materials other than plastic, such as ceramic. BGA packaging currently represents a very small, but increasing, portion of the Company's overall revenues and a relatively small portion of the overall semiconductor packaging market. The Company has recently committed to the introduction of an LFBGA family which the Company believes to be an important new commercially attractive package for its customers. Technological change in the semiconductor packaging industry is continuous and in the future semiconductor manufacturers are expected to require increased technological and manufacturing expertise. The introduction of new packaging technologies, a reduction or shift away from QFP's, or the failure of the market for BGA packaging to develop would result in a material adverse effect on the Company's business, financial condition and results of operations.

Intellectual Property

     The Company's success depends in part on its ability to obtain patents and licenses and to preserve other intellectual property rights relating to its manufacturing processes. As of December 31, 1999, the Company held eleven U.S. patents, which expire, between 2012 and 2015, and three additional patent applications have been filed and are pending. The Company expects to continue to file patent applications when appropriate to protect its proprietary technologies; however, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than on its patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will issue from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to the Company. Moreover, there can be no assurance that any patent rights will be upheld in the future or that the Company will be able to preserve any of its other intellectual property rights.

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

     In 1998, the Company installed an advanced electroplating system at a leased facility in Milpitas, California and substantially all of the Company's plating is performed at such facility. This plating operation involves the use of significant quantities of certain hazardous substances. Although the Company has designed procedures to ensure such materials are handled in compliance with applicable regulations, there can be no assurance that the operation of such facility will not expose the Company to additional costs in complying with environmental regulations or result in future liability to the Company.

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

     The Company's OSEI subsidiary is not involved in manufacturing.

Employees

     As of December 31, 1999, the Company had 257 full time employees, 222 of whom were engaged in manufacturing, 4 in research and development, 14 in sales and customer service, and 17 in finance and administration. The Company's employees are not represented by any collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good. The success of the Company's future operations depends in large part on the Company's ability to attract and retain highly skilled technical, manufacturing and management personnel. There can be no assurance that the Company will be successful in attracting and retaining key personnel.

Executive Officers

     The executive officers of the Company are as follows:

                     Age                 Position(s)
                    ----- ------------------------------------------

Patrick Verderico     56  President, Chief Executive Officer and
                          Director
Gerald K. Fehr        62  Executive Vice President, Chief Technology
                          Officer
Phil Marcoux          53  Vice President, Sales and Marketing
F. Terrence Markle    58  Corporate Controller, Treasurer and
                          Chief Accounting Officer
Chris BK Ooi          45  Vice President, Operations
Richard Oshiro        51  Vice President, Quality
Edmond Tseng          53  Chairman of Board of Directors and
                          President, OSE, Inc.

     Patrick Verderico joined the Company in April 1997 as its Executive Vice President and Chief Operating Officer and was appointed the Company's President and Chief Executive Officer and a Director in July 1997. From August 1996 through April 1997, he was an independent business consultant. From April 1996 through July 1996 he served as Executive Vice President and Chief Operating Officer of Maxtor Corporation. From January 1994 through March 1996, he was Vice President, Finance and Chief Financial Officer of Creative Technology, Ltd., a California and Singapore based manufacturer and distributor of multi-media products. From October 1992 to January 1994, he was Vice President, Finance and Administration, and Chief Financial Officer of Cypress Semiconductor, Inc., a manufacturer of integrated circuits.
Prior to 1992, Mr. Verderico held various management positions with Coopers
& Lybrand, Philips Semiconductors and National Semiconductor. He is also a director of Micro Component Technology and Catalyst Semiconductor.

     Gerald K. Fehr is a Co-Founder of the Company and has served as Vice President, Technology of the Company since March 1993 and Executive Vice President, Chief Technology Officer since December 1997. From January 1991 to March 1993, Dr. Fehr served as an independent consultant in the semiconductor packaging industry. Prior to 1991, Dr. Fehr held various management positions in operations with LSI Logic, Inc., Burroughs Corporation, Fairchild Semiconductor Corporation and Intel Corporation.

     Phil Marcoux joined the Company in June 1999 as Vice President, Sales and Marketing. From 1992 to 1998, Mr. Marcoux served as Co-Founder and President of ChipScale, Inc., an advanced wafer level semiconductor packaging company. He currently serves as a director of ChipScale. From 1981 to 1987, Mr. Marcoux served as Co-Founder and President of AWI, Inc., a surface mount board assembly, test and packaging company. Prior to 1981, Mr. Marcoux served in various sales and marketing positions with Philips Semiconductors.

     F. Terrence Markle joined the Company in September 1997 as Corporate Controller, Treasurer and Chief Accounting Officer. From July 1996 to September 1997, Mr. Markle served as the Founder of Prospector Software, a financial software company. From April 1995 to July 1996, Mr. Markle was the Corporate Controller, Treasurer and Chief Accounting Officer of Netcom Online Communications, an internet service provider company. Prior to 1995, Mr. Markle held various management positions in finance with National Semiconductor Corporation, Fairchild Semiconductor Corporation and Advanced Micro Devices.

     Chris BK Ooi joined the Company in February 1996 as Director of Engineering and was appointed the Company's Vice President of Operations in June 1999. From 1994 to 1996, Mr. Ooi was Co-Founder and Executive Vice President of Ampac Enterprises, a semiconductor sales and marketing company. Prior to 1994, Mr. Ooi held various positions with National Semiconductor Corporation.

     Richard J. Oshiro joined the Company in May 1995 as Director of Quality and was appointed the Company's Vice President of Quality in June 1999. Prior to 1995, Mr. Oshiro held various positions with Integrated Device Technology, Adaptec, National Semiconductor and Ungermann-Bass.

     Edmond Tseng has been President and Chief Executive Officer of OSE, Inc since 1990. Mr. Tseng has been a Director and Chairman of the Board of Directors at IPAC since April 1999. From June 1985 to Dec 1989, Mr. Tseng served as Director of Packaging Technology at Condata, Incorporated.

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

     Officers serve at the discretion of the Board and are appointed annually. There are no family relationships among the directors or officers of the Company.

Item 2.  Properties
-------------------

     The Company's principal operations are located in an approximately 82,000 square foot building which it occupies under a ten year lease. In November 1997, the Company leased a separate 2,500 square foot building, with an initial term of five years, approximately 2 miles from the Company's principal facility, for its advanced electroplating system. In addition, the Company acquired a 3,805 square foot leased facility in Santa Clara, California, with an expiration date of August, 2001, as a result of the OSEI acquisition. The Company also acquired the sales offices of OSEI located in Boston, Massachusetts and Phoenix, Arizona. The Company believes its existing facilities are adequate to meet its needs for the foreseeable future. Since the Company does not currently operate multiple facilities in different geographic areas, a disruption of the Company's manufacturing operations resulting from various factors, including sustained process abnormalities, human error, government intervention or a natural disaster such as fire, earthquake or flood, could cause the Company to cease or limit its manufacturing operations and consequently would have a material adverse effect on the Company's business, financial condition and results of operations.

Item 3.  Legal Proceedings
--------------------------

     None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted during the fourth quarter to a vote of security holders.

                                    Part II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters
----------------------------------------------------------------------

     The Company effected the initial public offering of its Common Stock on February 28, 1996. As of March 17, 2000, there were approximately 1,500 beneficial owners of the Company's Common Stock. The Company's Common Stock is listed for quotation on the OTC Bulletin Board under the Symbol "IPAC." The following table sets forth for the periods indicated, the high and low prices of the Company's Common Stock.


Fiscal Year Ended December 31, 1998      High     Low
-----------------------------------     ------- -------
  First Quarter                          $1.59   $0.69
  Second Quarter                          1.37    0.50
  Third Quarter                           1.00    0.13
  Fourth Quarter                         $0.25   $0.06

Fiscal Year Ended December 31, 1999       High     Low
-----------------------------------     ------- -------
  First Quarter                          $0.52   $0.08
  Second Quarter                          0.59    0.23
  Third Quarter                           0.34    0.17
  Fourth Quarter                         $0.63   $0.13


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

     The Company has not paid any cash dividends on its Common Stock and currently intends to retain any future earnings for use in its business. Accordingly, the Company does not anticipate that any cash dividends will be declared or paid on the Common Stock in the foreseeable future. In addition, our line of credit does not permit the payment of dividends, except for certain dividends on the Company's series A convertible preferred stock. In 1999, we paid accrued dividends of $90,700 on our series A convertible preferred stock by issuing 326,022 shares of our Common Stock.

     In July 1999, the Company entered into a Business Loan Agreement and Promissory Note ("the Agreement") with a bank. Under the Agreement the Company has borrowed $7 million. Under the Agreement, the Company is required to meet certain covenants including restrictions on payment of dividends. The Company cannot pay any dividends on the Company's stock other than dividends payable in the Company's stock and other than dividends payable on the Company's series A convertible preferred stock purchased by OSE.

Item 6.  Selected Financial Data
--------------------------------

                                     Year Ended December 31, (1)
                               1995      1996      1997      1998      1999
                             --------- --------- --------- --------- ---------

(In thousands, except per
   share data)
Statement of Operations
  Data:
  Revenues                    $20,764   $36,402   $19,744   $23,281   $17,441
  Cost of revenue              15,627    28,840    24,089    29,114    23,500
                             --------- --------- --------- --------- ---------
  Gross profit (loss)           5,137     7,562    (4,345)   (5,833)   (6,059)
                             --------- --------- --------- --------- ---------
  Operating expenses:
    Selling, general and
      administrative            2,229     3,488     5,167     4,068     3,651

    Research and development      694     1,053     1,276     1,101       727
    Provision for impairment
      of assets                     -         -     3,000    18,200         -
                             --------- --------- --------- --------- ---------
      Total operating
        expenses                2,923     4,541     9,443    23,369     4,378
                             --------- --------- --------- --------- ---------
  Operating income (loss)       2,214     3,021   (13,788)  (29,202)  (10,437)
  Interest and other income       551     1,210       971     1,209        72
  Interest expense             (1,074)   (1,384)   (2,185)   (1,783)   (1,555)
                             --------- --------- --------- --------- ---------
  Income (loss) before
    income taxes and
    extraordinary gains         1,691     2,847   (15,002)  (29,776)  (11,920)
  Provision for income taxes     (141)     (530)        -         -         -
                             --------- --------- --------- --------- ---------
  Income (loss) before
    extraordinary gains         1,550     2,317   (15,002)  (29,776)  (11,920)

  Extraordinary gains               -         -         -         -     2,047
                             --------- --------- --------- --------- ---------
  Net income (loss)             1,550     2,317   (15,002)  (29,776)   (9,873)
  Preferred stock dividend          -         -         -         -       308
  Deemed dividends on
    preferred stock                 -         -         -         -     6,800
                             --------- --------- --------- --------- ---------
  Net income (loss)
    applicable to common
    stockholders               $1,550    $2,317  ($15,002) ($29,776) ($16,981)
                             ========= ========= ========= ========= =========
  Net income (loss)
    per share (1):
    Basic                       $0.77     $0.20    ($1.08)   ($2.12)   ($0.68)
    Diluted                     $0.16     $0.16    ($1.08)   ($2.12)   ($0.68)
  Number of shares used
    to compute per share
    data (1):
    Basic                       2,018    11,730    13,898    14,046    24,957
    Diluted                     9,603    14,157    13,898    14,046    24,957


                                 1995      1996      1997      1998      1999
                             --------- --------- --------- --------- ---------
  Balance Sheet Data:
    Working capital            $4,773   $15,614   ($5,877) ($16,085) ($16,687)
    Total assets               28,260    69,639    55,482    18,728    51,648
    Long-term obligations /
      deferred gains            7,015    16,926    14,249     1,249     1,111
    Mandatorily redeemable
      convertible preferred
      stock                    15,981         -         -         -     5,100
    Total stockholders'         ($918)  $40,761   $26,238   ($3,207)  ($6,723)
      equity (deficit)


(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine shares used in computing per share amounts.

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

Overview

     As a result of a reduction in orders from the Company's customers, the Company has had significant excess production capacity since the first quarter of 1997. The reduction in revenues and underutilization of capacity and resultant underabsorption of fixed costs resulted in operating losses that have continued into 1999. As a result of these circumstances, the Company's independent accountants' opinion on the Company's December 31, 1999 financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

     In April 1999, Orient Semiconductor Electronics, Limited ("OSE") purchased 4,000,000 shares of the Company's Series A Convertible Preferred Stock, convertible into approximately 55,000,000 shares of the Company's Common Stock for $6.8 million. As part of this transaction the Company's secured creditors agreed to terminate their legal actions and restructured the Company's secured debt.

     OSEI was a privately held corporation that serves as the exclusive North American distributor of OSE, a public Taiwanese company and the Company's principal stockholder. OSEI derives its earnings from fees received on the sales of OSE's semiconductor assembly and test services to customers headquartered in North America. On October 29, 1999, the Company acquired OSEI in a stock for stock exchange valued at approximately $4.7 million. In connection with the acquisition the Company issued 25,910,090 shares of Common Stock to the OSEI shareholders. As a result of the transaction, the distributor, OSEI, is being operated as a wholly owned subsidiary of the Company. The Company reported consolidated results with OSEI since the acquisition date.

     The Company's operating results are affected by a wide variety of factors that have in the past and could in the future materially and adversely affect revenues, gross profit, operating income and liquidity. These factors include the short-term nature of its customers' commitments, timing and volume of orders relative to the Company's production capacity, long lead times for the manufacturing equipment required by the Company, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, lack of a meaningful backlog, effectiveness in managing production processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company's average selling prices, the Company's ability to secure additional financing and changes in economic conditions. Unfavorable changes in any of the preceding factors have in the past and may in the future adversely affect the Company's business, financial condition and results of operations.

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

     To date, the Company has been substantially dependent on a relatively small number of customers. Specifically, Atmel Semiconductor and Orbit Semiconductor accounted for 30%, and 15%, respectively, of the Company's revenues in 1999. Atmel, Cirrus Logic and Ford accounted for 39%, 11% and 11%, respectively, of the Company's revenues in 1998. Cirrus Logic, Intel Corporation and Atmel accounted for 17%, 16% and 14%, respectively, of the Company's revenues in 1997. The Company anticipates that significant customer concentration will continue, although the companies which constitute the Company's largest customers may change from period to period. In this regard, in 1999 Ford stopped manufacturing the automotive component that the Company packaged.

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

     The Company may be significantly impacted by the political, economic and military conditions in Taiwan due to the Company's subsidiary, OSEI, being a distributor for OSE whose operations are principally located in Taiwan. Taiwan and the Republic of China are continuously engaged in political disputes and both countries have recently conducted military exercises in or near the other's territorial waters and airspace. Such disputes may continue and even escalate, resulting in economic embargo, a disruption in shipping or even military hostilities. This could severely harm OSEI's business by interrupting or delaying production or shipment of products OSEI distributes. Any kind of activity of this nature or even rumors of such activity could severely and negatively impact the Company's operations, revenues, operating results, and stock price.

     The Company's facilities are located in California near major earthquake faults. In addition, some of the Company's suppliers are located near earthquake sensitive areas. In the event of a major earthquake or other natural disaster near its facilities, the Company's operations could be harmed. Similarly, a major earthquake or other natural disaster near the Company's suppliers, like the one that occurred in Taiwan in September 1999, could disrupt the operations of those suppliers, which could limit the availability of products for the Company to distribute and harm the Company's business.

Results of Operations

     The following table sets forth, for the periods indicated, certain items in the Company's statement of operations as a percentage of revenues:

                                             -----------------------------
                                               1997      1998      1999
                                             --------- --------- ---------

  Revenues                                      100.0%    100.0%    100.0%
  Cost of revenues                              122.0     125.0     134.7
                                             --------- --------- ---------
  Gross loss                                    (22.0)    (25.0)    (34.7)
                                             --------- --------- ---------
  Operating expenses:
    Selling, general and administrative          26.2      17.5      20.9
    Research and development                      6.4       4.7       4.2
    Provision for impairment of assets           15.2      78.2         -
                                             --------- --------- ---------
      Total operating expenses                   47.8     100.4      25.1
                                             --------- --------- ---------
  Operating loss                                (69.8)   (125.4)    (59.8)
  Interest and other income                       4.9       5.2       0.4
  Interest expense                              (11.1)     (7.7)     (8.9)
                                             --------- --------- ---------
  Loss before extraordinary
    gains and preferred stock dividends         (76.0)   (127.9)    (68.3)
  Extraordinary gain                                -         -      11.7
                                             --------- --------- ---------
  Net loss                                     (76.0)%  (127.9)%   (56.6)%
                                             ========= ========= =========

Revenues

     The Company recognizes revenues upon shipment of products to its customers. Revenues decreased 25.1% to $17.4 million in 1999, from $23.3 million in 1998. The revenues in 1999 include $1.2 million attributable to the new distribution segment revenues resulting from the acquisition of OSEI. Revenues increased 17.9% to $23.3 million in 1998, from $19.7 million in 1997. The decrease in revenues in 1999 was primarily due to decreased orders and a reduction in average selling prices due to changes in product mix and a decline in selling prices. The increase in 1998 revenues was primarily due to increased orders offset in part by a reduction in average selling prices due to changes in product mix and a decline in selling prices.

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

Gross Loss

     Cost of revenues includes materials, labor, depreciation and overhead costs associated with semiconductor packaging. Gross loss increased to $(6.1) million in 1999 from ($5.8) million in 1998. Gross loss was ($4.3) million in 1997. Gross loss as a percentage of revenues was (34.7%) in 1999, (25.0%) in 1998 and (22.0%) in 1997. The increase in gross loss in 1999 was primarily the result of lower average selling prices, caused by changes in product mix and industry competition which offset the reduction in material, labor, and depreciation expenses and a gross profit of $1.2 million recorded by OSEI since its acquisition. The increases in gross loss in 1998 and 1997 were primarily the result of lower average selling prices, caused by changes in product mix and industry competition, and higher costs for depreciation, labor and manufacturing overhead and low capacity utilization.

     Depreciation for certain production machinery and equipment acquired prior to 1997 is calculated using the units of production method, in which depreciation is calculated based upon the units produced in a given period divided by the estimate of total units to be produced over its life following commencement of use. Such estimate is reassessed when facts and circumstances suggest a revision may be necessary. Based upon reduced utilization of machinery and equipment in relation to plan, the estimate for total throughput was reduced in late 1996 causing the depreciation rate per unit to increase in late 1996. Such higher depreciation rate continued into 1997 and 1998. In all cases, the assets will be fully depreciated by the end of their estimated six year life. Compared with straight line depreciation, the units of production method generally results in lower depreciation expense during the early life of the equipment and relatively higher depreciation expense once the equipment is in full production. All machinery and equipment acquired after 1996 is depreciated using the straight line depreciation method. After the write down of impaired assets (see Note 4 - Equipment Impairment) in June 1998, depreciation expense for the second half of 1998 and 1999 was significantly lower than the first half of 1998.

Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal and facilities costs. Selling, general and administrative expenses were $3.7 million in 1999, $4.1 million in 1998 and $5.2 million in 1997. The selling, general and administrative expenses in 1999 includes $494,000 attributable to OSEI. The decrease in 1999, compared to 1998, was due primarily to reduced spending in sales and administration offset by increased spending in sales associated with OSEI. The decrease in 1998, compared to 1997, was due primarily to reduced spending in administration and sales.

     As a percentage of revenues, selling, general and administrative expenses increased to 20.9% in 1999 compared to 17.5% in 1998. In 1997, the percentage was 26.2%. The fluctuation in percentages reflects the changes in absolute spending and revenue.

Research and Development

     Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses were $727,000 in 1999, $1.1 million in 1998 and $1.3 million in 1997.

     As a percentage of revenues, research and development expenses were 4.2% in 1999, 4.7% in 1998 and 6.4% in 1997. The changes in such expenses as a percentage of revenues reflected changes in absolute spending and revenue.

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

Interest and Other Income

     Interest income in 1999, 1998, and 1997 was $58,000, $83,000, and
$573,000, respectively. The reductions in 1999 and 1998 were due to lower investment balances, which resulted from the losses from operations and capital expenditures. In 1997, other income included approximately $368,000 from the sublease of a portion of the Company's facilities complex, which the Company sold in 1998. In 1998, other income included a gain of $700,000 from the sale of the land and building not occupied by the Company. In 1998, other income also included $124,000, which was earned from development work with a semiconductor industry consortium and approximately $158,000 from non-recurring engineering services.

Interest Expense

     Interest expense consists primarily of interest payable on bank debt, and capital leases and term loans secured by equipment. Interest expense for 1999, 1998, and 1997 was $1.6 million, $1.8 million and $2.2 million, respectively.

Provision for Income Taxes

     In 1999, 1998 and 1997, the Company did not recognize any tax benefits from the operating losses. FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon available data, which includes the Company's historical operating performance and the reported cumulative net losses in prior years, the Company has provided for full valuation allowance against the Company's net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

Extraordinary Gain

     In April 1999, the Company's secured creditors agreed to restructure the Company's secured debt, including debt forgiveness. As a result, the Company recorded an extraordinary gain of $1,487,000.

     In September 1999, the Company entered into a loan and security agreement with Far East National Bank and Bank SinoPac, Los Angeles Branch. As a result the liabilities subject to the April 1999 restructuring were settled for less than recorded amounts. Accordingly, this transaction resulted in an extraordinary gain of $560,000.

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

Segment Reporting

     The Company has two segments: manufacturing and distribution. Manufacturing comprises the semiconductor packaging services of packages designed for assembly using Surface Mount Technology ("SMT") in which leads on integrated circuits are soldered to the surface of the printed circuit board. Within the SMT market, the Company focuses on high pin-count packages, such as Quad Flat packages ("QFP") and thin Quad Flat packages ("TQFPs").
Distribution comprises the North American sales, marketing and technical support organization for OSE. Commissions are earned from the direct sales efforts in the "direct channel" for the semiconductor assembly and test service of OSE. The customers are mainly US headquartered manufacturers of high-tech products such as video components, chip sets, graphics chips and logic components.

                         Manufacturing Distribution      Total
                         ------------- ------------- -------------

1999:
Revenues                      $16,227        $1,214       $17,441
Net loss                     ($10,627)         $754       ($9,873)


Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 established a new model for accounting for derivative and hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. The impact of the implementation of SFAS 133 on the consolidated financial statements of the Company has not yet been determined.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the Staff's views in applying generally accepted principles to revenue recognition in financial statements. The Company has until the second quarter of 2000 to comply with the guidance in SAB 101. The implementation of SAB 101 on the consolidated financial statements of the company is not expected to be material.

Liquidity and Capital Resources

     During 1999, the Company's net cash used in operations was $5.7 million. Net cash used in operations was comprised primarily of a net loss of $9.9 million and non-cash extraordinary gains on debt restructure of $2.0 million, partially offset by $4.5 million of non-cash charges for depreciation and amortization, and a net increase in working capital items of $1.8 million. The increase in working capital is primarily due to the
acquisition of OSEI in October, 1999.   The net increase in working capital
items primarily reflected a $6.1 million increase in accounts payable which was partially offset by a $4.0 million increase in accounts receivable. As of December 31, 1999, the Company had a cash balance of $5.4 million and is operating under bank lines obtained in July and September 1999.

     In 1999, $738,000 was provided by investing activities. The Company had capital expenditures of $608,000 during 1999. The capital expenditures were incurred primarily for the purchase of production equipment. Most of the Company's production equipment has historically been funded either through capital leases or term loans secured by production equipment and future expenditure is expected to be funded out of internal cash flow.

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

     In June 1998, the Company entered in a capital lease for approximately $3.1 million of production equipment. In conjunction with the lease, the Company issued warrants to purchase 171,428 shares of common stock at $1.31 per share and which are exercisable for seven years. The warrants were valued at $132,000 using a Black-Scholes valuation model. These warrants were repriced in 1999 to an exercise price of $0.1236 per share as part of a debt restructure. This lease was paid in full in September 1999.

     In 1999, $10.4 million was provided in financing activities. This resulted primarily from net proceeds from issuance of preferred stock for $6.5 million, and proceeds from borrowings of $32.5 million which were offset by payments of $28.7 million on the revolving line of credit, notes payable and capital leases.

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

    In April 1999, OSE purchased 4,000,000 shares of the Company's Series A Redeemable Preferred Stock, convertible into approximately 55,000,000 shares of the Company's Common Stock for $6.8 million. As part of this transaction, the Company's secured creditors agreed to terminate their legal actions and have restructured the Company's secured debt, including debt forgiveness. On August 4, 1999, OSE converted 1,000,000 preferred shares into 13,748,771 shares of common stock.

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

     On July 23, 1999, the Company entered into a $7 million bank line of credit. This line is guaranteed by OSE and is available to finance operations and working capital needs through July 31, 2000. Borrowings under the line of credit accrue interest at the bank's prime rate (8.50% at December 31, 1999) less 0.25%. The Company used the proceeds of this line to terminate and completely pay off an existing $7 million line of credit.

     On September 29, 1999, the Company entered into a line of credit agreement with two banks that provides through September 2000, for borrowing up to a total of $11,000,000. Borrowings under the line of credit accrue interest at the bank prime rate (8.50% of December 31, 1999) plus 0.75% and are collateralized by the assets of the Company. This agreement requires the Company to maintain certain financial covenants and restricts the payment of dividends. At December 31, 1999 the Company has approximately $1 million available to be used under the $11 million credit facility entered into in September 1999.

     On September 29, 1999 the Company paid off all the secured creditors of the debt restructured on April 29, 1999.

     The Company believes that existing cash balances together with the renewal of existing finance facilities will be sufficient to meet its projected working capital and other cash requirements at least through the fourth quarter of 2000. The Company believes that its existing bank lines of credit of $18.0 million which expire in July and September 2000 will be re-issued because they are guaranteed by the Company's principal stockholder, OSE.
There can be no assurances, however, that the bank lines will be renewed or that lower than expected revenues, increased expenses, increased costs associated with the purchase or maintenance of capital equipment, or other events will not cause the Company to seek more capital, or capital sooner than currently expected. There can be no assurance that such additional financing will available when needed or, if available, will be available on satisfactory terms.

Year 2000 State of Readiness

     The Company has completed all Year 2000 readiness work and did not experience disruption in its business related to the Year 2000 issue. However, the Company cannot provide any assurance that no Year 2000 issues will impact the Company's systems, products or other aspects of the Company's business in the future.

     The Company's key suppliers have not experienced disruptions in their businesses related to the Year 2000 issue. However, the Company cannot provide any assurance that no Year 2000 issue will effect the Company's suppliers in the future.

     The total cost of Year 2000 readiness program was approximately $59,000. All costs were charged to expense as incurred, and did not include potential cost related to any customers or other claims or the cost of internal software or hardware replaced in the normal course of business.

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

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

     The Company has various debt instruments outstanding that mature by 2000. Certain of these instruments have interest rates that are based on associated rates that may fluctuate over time based on economic changes in the environment, such as the Prime Rate. The Company is subject to interest rate risk, and could be subjected to increased interest payments if market interest rates fluctuate. The Company estimates that a ten percent increase in interest rates would cause interest expense to increase by an immaterial amount.

Item 8.    Financial Statements and Supplementary Data
------------------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

                                                                         Page
                                                                         ----

Report of Independent Accountants...................................       23

Consolidated Balance Sheets as of December 31, 1998 and 1999........       24

Consolidated Statements of Operations for the Years Ended
  December 31, 1997, 1998 and 1999..................................       25

Consolidated Statements of Stockholders' Equity for the Years Ended
  December 31, 1997, 1998 and 1999..................................       26

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1998 and 1999..................................       27

Notes to Consolidated Financial Statements..........................       28

Financial Statement Schedules:

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Stockholders of
Integrated Packaging Assembly Corporation:

     In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Integrated Packaging Assembly Corporation and subsidiary at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

     Integrated Packaging Assembly Corporation is a member of a group of affiliated companies owned by Orient Semiconductor Electronics, Ltd of Taiwan ("OSE") and, as disclosed in Note 14 to the consolidated financial statements, OSE is guarantor of certain debts of the Company, and the Company had certain other transactions with OSE. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
March 9, 2000

                  Integrated Packaging Assembly Corporation
                         Consolidated Balance Sheets
                    (In thousands, except per share data)

                                                             Year Ended
                                                            December 31,
                                                       ---------------------
                                                          1998       1999
                                                       ---------- ----------

Assets
  Current assets:
    Cash and cash equivalents                              $   -     $5,371
    Accounts receivable, net of allowance for
      doubtful accounts of $263 and $272                   2,105     28,295
    Inventory                                              1,704      1,204
    Prepaid expenses and other current assets                792        603
                                                       ---------- ----------
    Total current assets                                   4,601     35,473
  Property and equipment, net                             13,930     10,498
  Intangible assets, net                                       -      5,659
  Other assets                                               197         18
                                                       ---------- ----------
    Total assets                                         $18,728    $51,648
                                                       ========== ==========
Liabilities, Mandatorily Redeemable Convertible
  Preferred Stock and Stockholders' Equity (Deficit)
  Current liabilities:
    Bank debt and notes payable                          $11,399    $17,000
    Capital leases obligations                             4,324          -
    Accounts payable                                       2,155      2,290
    Accounts payable - related party                           -     29,801
    Accrued expenses and other liabilities                 2,808      3,069
                                                       ---------- ----------
      Total current liabilities                           20,686     52,160
  Deferred gain on sale of facilities                      1,249      1,111
                                                       ---------- ----------
      Total liabilities                                   21,935     53,271
                                                       ---------- ----------
  Mandatorily redeemable convertible preferred stock           -      5,100
                                                       ---------- ----------
  Commitments and contingencies (note 6)
  Stockholders' equity (deficit)
    Preferred stock                                            -          -
    Common stock, $.001 par value; 75,000,000 (1998)
      and 200,000,000 (1999) shares authorized;
      13,938,794 (1998) and 54,414,601 (1999) shares
      issued and outstanding                                  14         54
    Additional paid-in capital                            40,607     54,333
    Accumulated deficit                                  (43,828)   (61,110)
                                                       ---------- ----------
      Total stockholders' deficit                         (3,207)    (6,723)
                                                       ---------- ----------
      Total liabilities, mandatorily redeemable
         convertible preferred stock and
         stockholders' equity (deficit)                  $18,728    $51,648
                                                       ========== ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   Integrated Packaging Assembly Corporation
                     Consolidated Statements of Operations
                     (In thousands, except per share data)

                                               Year Ended December 31,
                                         -----------------------------------
                                            1997        1998        1999
                                         ----------- ----------- -----------

   Revenues                                 $19,744     $23,281     $17,441
   Cost of revenues                          24,089      29,114      23,500
                                         ----------- ----------- -----------
  Gross loss                                 (4,345)     (5,833)     (6,059)
                                         ----------- ----------- -----------
  Operating expenses:
    Selling, general & administrative         5,167       4,068       3,651
    Research & development                    1,276       1,101         727
    Provision for impairment of assets        3,000      18,200           -
                                         ----------- ----------- -----------
      Total operating expenses                9,443      23,369       4,378
                                         ----------- ----------- -----------
  Operating loss                            (13,788)    (29,202)    (10,437)
  Interest and other income                     971       1,209          72
  Interest expense                           (2,185)     (1,783)     (1,555)
                                         ----------- ----------- -----------
  Loss before extraordinary
    gains and preferred stock dividends     (15,002)    (29,776)    (11,920)
  Extraordinary gains                             -           -       2,047
                                         ----------- ----------- -----------
  Net loss                                  (15,002)    (29,776)     (9,873)
  Preferred stock dividend                        -           -        (308)
  Deemed dividends on preferred stock             -           -      (6,800)
                                         ----------- ----------- -----------
  Net loss applicable to
    common stockholders                    ($15,002)   ($29,776)   ($16,981)
                                         =========== =========== ===========
  Per Share data:
    Net loss applicable to common
      stockholders before extraordinary
      gains per share -
      Basic and diluted                      ($1.08)     ($2.12)     ($0.76)
    Extraordinary gains per share -
      Basic and diluted                           -           -        0.08
                                         ----------- ----------- -----------
    Net loss applicable to common
      stockholders per share -
      Basic and diluted                      ($1.08)     ($2.12)     ($0.68)
                                         =========== =========== ===========
  Number of shares used to compute
    per share data:
    Basic and diluted                        13,898      14,046      24,957
                                         =========== =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   Integrated Packaging Assembly Corporation
            Consolidated Statements of Stockholder's Equity (Deficit)
                                 (In thousands)

                                             Additional Accumulated
                              Common Stock     Paid-in    Earnings
                              Shares  Amount   Capital    (Deficit)   Totals
                             ------- ------- ---------- ----------- ---------

Balance at December 31, 1996 14,015     $14    $39,797        $950   $40,761
  Common stock issued under
    stock plans                 127       -        352           -       352
  Common stock repurchased
    under stock plans          (161)      -        (15)          -       (15)
  Issuance of warrants            -       -         94           -        94
  Amortization of deferred
    compensation                  -       -         48           -        48
  Net loss                        -       -          -     (15,002)  (15,002)
                             ------- ------- ---------- ----------- ---------
Balance at December 31, 1997 13,981      14     40,276     (14,052)   26,238
  Common stock issued under
    stock plans                 265       -        152           -       152
  Common stock repurchased
    under stock plans            (2)      -         (1)          -        (1)
  Issuance of warrants            -       -        132           -       132
  Amortization of deferred
    compensation                  -       -         48           -        48
  Net loss                        -       -          -     (29,776)  (29,776)
                             ------- ------- ---------- ----------- ---------
Balance at December 31, 1998 14,244      14     40,607     (43,828)   (3,207)
  Common stock issued under
    stock plans                 190       -         20           -        20
  Common stock repurchased
    under stock plans            (4)      -         (1)          -        (1)
  Issuance and repricing of
    warrants                      -       -        790           -       790
  Beneficial conversion
    feature on redeemable
    preferred stock               -       -      6,800           -     6,800
  Accretion of redeemable
    preferred stock               -       -          -      (7,101)   (7,101)
  Preferred dividend            326       -         91           -        91
  Conversion of preferred
    stock                    13,749      14      1,686           -     1,700
  Acquisition of OSE, Inc.   25,910      26      4,292           -     4,318
  Amortization of deferred
    compensation                  -       -         48           -        48
  Preferred stock dividend        -       -          -        (308)     (308)
  Net loss                        -       -          -      (9,873)   (9,873)
                             ------- ------- ---------- ----------- ---------
Balance at December 31, 1999 54,415     $54    $54,333    ($61,110)  ($6,763)
                             ======= ======= ========== =========== =========

The accompanying notes are an integral part of these consolidated financial statements.

                 Integrated Packaging Assembly Corporation
                   Consolidated Statements of Cash Flows
                               (In thousands)

                                               Years Ended December 31,
                                         -----------------------------------
                                            1997        1998        1999
                                         ----------- ----------- -----------

Cash flows used by Operating Activities:
----------------------------------------
  Net loss                                 ($15,002)   ($29,776)    ($9,873)
  Adjustments:
    Depreciation and amortization             6,426       6,957       4,458
    Write down of impaired assets             3,000      18,200           -
    Gain on sale of facilities, net               -        (827)       (138)
    Loss on disposal of equipment                 -           -          96
    Extraordinary gains on debt
      restructure                                 -           -      (2,047)
    Changes in assets and liabilities
      (in 1999, net of effects of
      acquistion):
      Accounts receivable                     3,045         990      (4,018)
      Inventory                                (360)        633         500
      Prepaid expenses and other assets        (320)       (233)        196
      Accounts payable and accounts
        payable related party                 2,944      (3,323)      6,097
      Accrued expenses and other
        liabilities                          (1,369)        633      (1,012)
                                         ----------- ----------- -----------
  Net cash used in operating activities      (1,636)     (6,746)     (5,741)
                                         ----------- ----------- -----------
Cash flows provided by (used in)
  investing activities:
--------------------------------
  Acquisition of property and equipment     (12,351)     (1,507)       (608)
  Cash acquired                                   -           -       1,346
  Sales and redemption of short-term
    investments                               3,025           -           -
  Proceeds from sale of facilities, net           -       7,312           -
                                         ----------- ----------- -----------
    Net cash provided by (used in)
      investing activities                   (9,326)      5,805         738
                                         ----------- ----------- -----------
Cash flows provided by (used in)
  financing activities:
--------------------------------
  Payments under capital lease
    obligations                              (1,958)       (990)       (694)
  Proceeds from note payable                 10,200       3,490       4,890
  Principal payments on note payable        (10,506)     (4,639)     (9,629)
  Proceed from bank credit lines                  -           -      27,617
  Payments under bank credit lines                -           -     (18,328)
  Proceeds from issuance of mandatorily
    redeemable preferred stock, net               -           -       6,499
  Proceeds from issuance of common
    stock, net                                  337         152          19
                                         ----------- ----------- -----------
    Net cash provided by (used in)
      financing activities                   (1,927)     (1,987)     10,374
                                         ----------- ----------- -----------
Net increase (decrease) in cash             (12,889)     (2,928)      5,371
Cash and cash equivalents at beginning
  of year                                    15,817       2,928           -
                                         ----------- ----------- -----------
Cash and cash equivalents at end
  of year                                    $2,928       $   -      $5,371
                                         =========== =========== ===========
Supplemental disclosure of cash flow
  information
  Cash paid for interest                     $2,074      $1,124      $2,070
Supplemental disclosure of noncash
  financing activities
  Acquisition of equipment under
    capital leases                            $   -      $3,139       $   -
  Issuance and repricing of warrants         $   94      $  132      $  790
  Common stock issued for preferred
    stock dividend                            $   -       $   -      $   91
  Deemed dividend on preferred stock          $   -       $   -      $6,800
  Issuance of common stock on OSE, Inc
    acquisition                               $   -       $   -      $4,318
  Conversion of preferred stock to
    common stock                              $   -       $   -      $1,700
  Accretion of redeemable preferred
    stock                                     $   -       $   -      $7,101


The accompanying notes are an integral part of these consolidated financial statements

                     INTEGRATED PACKAGING ASSEMBLY CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Integrated Packaging Assembly Corporation (the "Company") was incorporated in California on April 28, 1992 and reincorporated in Delaware on June 19, 1997. The Company operates within two segments of the semiconductor industry: (1) manufacturing and (2) distribution.

     Within manufacturing, the Company assembles and packages integrated circuits from wafers consigned by its customers. The Company's focus is on quad flat packages ("QFPs"), thin quad flat packages ("TQFPs"), ball grid array packages ("BGAs") and chip scale packaging ("CSPs"), which are used in complex integrated circuits with high pin-counts in the personal computer and telecommunications industries.

     Within distribution, the Company is the exclusive North American sales and marketing organization for Orient Semiconductor Electronics, Ltd. ("OSE") of Taiwan, a public Taiwanese company and the Company's controlling stockholder. Earnings are derived from fees received on the sales of OSE's semiconductor assembly and test services to customers headquartered in North America. The Company entered this segment of the market in October 1999 with the acquisition of OSE, Inc. ("OSEI") (see Note 5, "Acquisition of the North American Distributor of Orient Semiconductor Electronics, Ltd.").

Basis of Presentation

     As a result of a reduction in orders from the Company's customers, the Company has significant excess production capacity. The reduction in revenues and underutilization of capacity and resultant underabsorption of fixed costs resulted in operating losses which have continued into 1999. As a result of the operating losses and cost of capital additions, the Company believes that it will fund its projected working capital and other cash requirements through 2000 out of operating activities and renewal of existing financing facilities as a result of expected ongoing guarantees from OSE. While there can be no assurance that the Company can obtain additional financing when needed, the Company has taken actions to improve liquidity.

     The Company has two lines of credit which provide for borrowings up to a total of $18.0 million, of which $17.0 million has been drawn down at December 31, 1999. Both of the lines of credit expire during 2000.

     The Company is currently seeking to renew its bank lines of credit. The Company believes that it will be successful in renewing these lines due to the guarantee of OSE, its principal stockholder. There can be no assurance that the lines will be renewed, that OSE will continue to guarantee certain borrowings or other financing will be available when needed. If adequate funds are not available the Company may be required to substantially curtail, cease or liquidate its operations and reorganize its indebtedness.

     These financial statements have been prepared on a going concern basis and, therefore, do not include any adjustment that might result from these uncertainties.

Risks and uncertainties

     The Company may be significantly impacted by the political, economic and military conditions in Taiwan due to the Company's subsidiary, OSEI, being a distributor for OSE whose operations are principally located in Taiwan.
Taiwan and the Republic of China are continuously engaged in political disputes and both countries have recently conducted military exercises in or near the other's territorial waters and airspace. Such disputes may continue and even escalate, resulting in economic embargo, a disruption in shipping or even military hostilities. This could severely harm OSEI's business by interrupting or delaying production or shipment of products OSEI distributes. Any kind of activity of this nature or even rumors of such activity could severely and negatively impact the Company's operations, revenues and operating results.

     The Company's facilities are located in California near major earthquake faults. In addition, some of the Company's suppliers are located near earthquake sensitive areas. In the event of a major earthquake or other natural disaster near its facilities, the Company's operations could be harmed. Similarly, a major earthquake or other natural disaster near the Company's suppliers, like the one that occurred in Taiwan in September 1999, could disrupt the operations of those suppliers, which could limit the availability of products for the Company to distribute and harm the Company's business.

Fiscal year

     In 1997, the Company changed its fiscal year end to December 31. Prior to 1997, the Company's fiscal quarters and year ended on the Sunday nearest the calendar quarter end and December 31, respectively. For purposes of financial statement presentation, each fiscal year is presented as having ended on December 31. Fiscal 1997 consisted of 367 days. Fiscal 1998 and 1999 consisted of 365 days. The effect of the different number of days in the fiscal years on revenues and net loss was insignificant.

Basis of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of intercompany balances and transactions.

Cash equivalents and short term investments

     The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents, and investments with original maturities of greater than 90 days to be short term investments.

Financial instruments

     The carrying amounts reported for cash and cash equivalents, accounts receivable and accounts payable are considered to approximate fair values based upon the short maturities of these financial instruments. The carrying amount of borrowings under the lines of credit are also considered to approximate fair values as the interest rates on the borrowings adjust to the banks reference rate.

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

     In December 1996, the Company acquired a real estate parcel and facilities, including the building that it had operated in since 1993, for $9.2 million. The Company has allocated its purchase cost among land, buildings and improvements in proportion to fair market value. The building was being depreciated over 30 years, with building improvements depreciated over 5 to 15 years. In January 1998, the real estate parcel and buildings on the parcel were sold and the Company entered into a lease for the building that it occupies. See Note 6.

Long-lived assets

     Long-lived assets include property and equipment and intangible assets. Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company estimates the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual cash position. If the sum of the expected future cash flows is less than the carrying amount of those assets, the Company recognizes an impaired loss based on the excess of the carrying amount over the fair value of the assets.

Revenue recognition

     Revenue is generally recognized upon shipment. A provision for estimated future returns is recorded at the time revenue is recognized. As a result of the acquisition of OSEI, the company became a distributor. The nature of the distributor transactions is such that the company does not bear the risks and rewards of ownership of the product being distributed and is compensated in a manner similar to a commission. Accordingly revenue relating to the Company's distribution agreement is recognized on a net basis. From the date of acquisition of OSEI through December 31, 1999 the net revenue recorded was $1.2 million, on gross billings of $24.3 million.

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

Stock based compensation

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

Comprehensive income

     There was no difference between the Company's net loss and its total comprehensive loss for the periods reported in these financial statements.

Net loss per share

     Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants.

     Following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share before and after the extraordinary gain.



                                              Year Ended December 31,
                                        -----------------------------------
                                           1997        1998        1999
                                        ----------- ----------- -----------

Basic and diluted EPS Computation
  before extraordinary gain:
Net loss applicable to common
  stockholders                            ($15,002)   ($29,776)   ($16,981)
Extraordinary gain                               -           -       2,047
                                        ----------- ----------- -----------
Net loss applicable to common
  stockholders before extraordinary
  gain                                    ($15,002)   ($29,776)   ($19,028)
                                        =========== =========== ===========
Weighted-average common stock
  outstanding                               13,898      14,046      24,957
                                        =========== =========== ===========
Basic and diluted loss per share
  applicable to common stockholders
  before extraordinary gain                 ($1.08)     ($2.12)     ($0.76)
                                        =========== =========== ===========
Basic and diluted EPS Computation
Net loss applicable to common
  stockholders                            ($15,002)   ($29,776)   ($16,981)
                                        =========== =========== ===========
Weighted-average common stock
  outstanding                               13,898      14,046      24,957
                                        =========== =========== ===========
Basic and diluted loss per share
  applicable to common stockholders         ($1.08)     ($2.12)     ($0.68)
                                        =========== =========== ===========
Antidilutive Securities:
------------------------
Convertible preferred stock                      -           -       3,000
                                        =========== =========== ===========
Options and warrants outstanding at
  end of period                              2,186       2,501      11,478
                                        =========== =========== ===========
Weighted-average exercise price of
  options and warrants                       $3.04       $1.43       $0.50
                                        =========== =========== ===========

     Antidilutive securities consist of options and warrants not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the Company's Common Stock during the period or the Company incurred a net loss during the period resulting in all options, warrants and convertible preferred stock outstanding being antidilutive.

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

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 established a new model for accounting for derivative and hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. The impact of the implementation of SFAS 133 on the consolidated financial statements of the Company has not yet been determined.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the Staff's views in applying generally accepted principles to revenue recognition in financial statements. The Company has until the second quarter of 2000 to comply with the guidance in SAB 101. The implementation of SAB 101 on the consolidated financial statements of the Company is not expected to be material.

NOTE 2 - BALANCE SHEET COMPONENTS:
                 (In thousands)

                                            December 31,
                                        ---------------------
                                           1998       1999
                                        ---------- ----------

Inventory
  Raw materials                            $1,509     $1,072
  Work in process                             195        132
                                        ---------- ----------
    Total                                  $1,704     $1,204
                                        ========== ==========
Property and equipment
  Buildings and improvements                 $701       $709
  Machinery and equipment                  29,533     29,924
  Office and computer equipment               705      1,032
  Furniture and fixtures                      257        276
                                        ---------- ----------
                                           31,196     31,941
  Less: accumulated depreciation          (17,266)   (21,443)
                                        ---------- ----------
                                          $13,930    $10,498
                                        ========== ==========
Depreciation expense was $6,092,000,
$6,192,000 and $4,240,000 for 1997,
1998 and 1999, respectively.

Accrued expenses and other liabilities
  Accrued payroll and related expenses       $771     $1,406
  Other accrued liabilities                 2,037      1,663
                                        ---------- ----------
                                           $2,808     $3,069
                                        ========== ==========

NOTE 3 - RESEARCH AND DEVELOPMENT ARRANGEMENT:

     In February 1995, the Company joined a consortium (the ''Consortium'') of semiconductor companies which entered into a research and development contract with the Advance Research Projects Agency (ARPA), a United States Government agency. Under this agreement, ARPA will provide funds based on the completion of milestones approved by ARPA and the Consortium. The agreement expired in 1997. Income generated from the research and development contract was recognized upon the completion of milestones, which approximates the percentage of completion method. Accordingly, $124,000 was recognized under this agreement during 1998 and included in interest and other income. The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, the agreement requires the Company to use its best efforts to achieve specified results as per the agreement. The Company retains ownership of the intellectual property developed under the contract.

NOTE 4 - EQUIPMENT IMPAIRMENT CHARGE:

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

     During the second quarter of 1997, the Company took a $3 million charge for impaired assets. This charge included $2.4 million related to equipment used for the production of certain products with limited future demand, and $500,000 for the cancellation of purchase orders for equipment which the Company has determined to be surplus in relation to current demand.

NOTE 5 - ACQUISITION OF THE NORTH AMERICAN DISTRIBUTOR OF ORIENT
         SEMICONDUCTOR ELECTRONICS, LTD.

     On October 29, 1999, the Company acquired the North American distributor of OSE in a stock for stock exchange valued at approximately $4.7 million. In connection with the acquisition the Company issued 25,910,090 shares of its Common Stock with a fair market value of $4.3 million. As a result of the transaction, the distributor, OSEI, will be operated as a wholly owned subsidiary of the Company.

     OSEI was a privately held corporation that serves as the exclusive North American distributor of OSE, a public Taiwanese company and the Company's principal stockholder. OSEI derives its earnings from fees received on the sales of OSE's semiconductor assembly and test services to customers headquartered in North America. The Company reported consolidated results with OSEI since the acquisition date.

     The purchase price of $4.7 million, which includes acquisition costs of $0.4 million, was accounted for using the purchase method of accounting, which means that the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of the acquisition. The fair value of the assets of OSEI and a summary of the consideration exchanged for these assets is as follows (in thousands):


Assets acquired:
Tangible assets, primarily cash
  and accounts receivable               $23,642
Distributor contract                      3,557
Workforce                                   280
Goodwill                                  1,940
Liabilities assumed                     (24,711)
                                      ----------
Total purchase price                     $4,708
                                      ==========

     The amount allocated to the distributor contract and the workforce is amortized on a straight line basis over ten years and three years, respectively. The goodwill recorded on the acquisition is to be amortized over its expected life of seven years.

     Summarized below are the unaudited pro forma results of IPAC as though OSEI had been acquired at the beginning of periods presented. Adjustments have been made for the estimated increases in amortization related to the purchase of the distributor contract, workforce and goodwill, and other appropriate pro forma adjustments. Non-recurring transactions have been excluded from the results of both periods presented.

                                                1998       1999
                                             ---------- ----------

Net revenues                                   $25,352    $19,630
Net loss                                      ($30,104)  ($11,972)
Net loss per share - basic and diluted          ($0.75)    ($0.26)


     The above amounts are based on certain assumptions and estimates which we believe are reasonable and do not reflect any benefit from economies of scale which might be achieved from combined operations. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of operations of the combined companies.

NOTE 6 - LEASING ARRANGEMENTS AND COMMITMENTS:

     On January 20, 1998, the Company completed the sale of its facilities, which consists of land and two buildings with a total of 138,336 square feet of building space, and agreed to lease back the 82,290 square foot building it occupies. Net proceeds from the sale were $7.3 million, net of the elimination of $6.6 million of mortgage debt, fees, commissions and closing costs. The results for the first quarter of 1998 included a gain of $700,000 from the sale of the land and building not occupied by the Company. The remaining gain of approximately $1,400,000 is being amortized as a reduction of lease expense over the initial ten year term of the lease for the building that the Company occupies.

     In November 1997, the Company entered into a noncancelable operating lease for a 2,500 square foot portion of a building for its plating operations. The lease is for five years, with an option to extend.

     The Company acquired a 3,805 square foot leased facility as a result of the OSEI acquisition. The lease expires in August 2001.

     Rent expense was $46,000, $1,054,000 and $1,529,000 in 1997, 1998 and
1999, respectively.

     Future minimum lease payments over the next five years and thereafter under operating leases at December 31, 1999 are as follows (in thousands):

                                 Building
                                  Leases
                               -----------

Year ending December 31:
2000                              $1,313
2001                               1,274
2002                               1,275
2003                               1,196
2004                               1,316
Thereafter                         4,211
                               -----------
Total minimum payments           $10,585
                               ===========

NOTE 7 -  BANK DEBT and NOTES PAYABLE

                                      December 31,
                                 ---------------------
                                    1998       1999
                                 ---------- ----------

Bank debt and notes payable         $2,816    $17,000
Equipment notes payable              8,583          -
                                 ---------- ----------
                                   $11,399    $17,000
                                 ========== ==========

Bank debt and notes payable

     At December 31, 1998, the Company had an accounts receivable factoring agreement with its bank and an additional $7 million bank line of credit. These were replaced during 1999 with the borrowings outlined below.

     In July 1999, the Company entered into a Business Loan Agreement and Promissory Note (the Agreement). Under the Agreement the Company has borrowed $7.0 million. The borrowings under the Agreement are guaranteed by OSE and are repayable in July 2000. Under the Agreement, the Company is required to meet certain covenants including restrictions on changes in ownership and payment of dividends. Borrowings under the Agreement accrue interest at the bank's prime rate (8.50% at December 31, 1999) less 0.25%.

     On September 29, 1999, the Company entered into a loan and security agreement with two banks that provides through September 2000, for borrowings up to a total of $11,000,000 (the Facility). Borrowings under the Facility accrue interest at the bank's prime (8.50% at December 31, 1999) plus 0.75% and are collateralized by the assets of the Company. The borrowings under the Facility are guaranteed by OSE. The Facility requires the Company to meet certain financial covenants, including certain net income/loss levels, restrictions on the payment of dividends and restrictions on a change in control of the Company. At December 31, 1999, the Company had drawn down $10 million and had $1 million available to be used.

     As a result of the conversion of Series A Preferred Stock into common Stock during August 1999 (see

Note 8) and the October 29, 1999 acquisition of OSEI, (see Note 5) the Company had Events of Default under the Facility and the Agreement. The Company has obtained waivers for these events as well as negotiated amendments to the Facility and the Agreement.

Equipment Notes Payable

     During 1998, due to covenant noncompliance and failure to make scheduled repayments the Company defaulted on its equipment notes payable. As part of the April 1999 transaction outlined in Note 8, under which the Company issued Series A mandatorily redeemable convertible preferred stock, the Company's secured creditors agreed to restructure the secured debt, including debt forgiveness, extended payment terms and terminate related legal actions. As a result of the April debt restructuring, the Company recorded an extraordinary gain of $1,487,000.

     In September 1999, when the Facility was obtained, it was used to settle amounts due to secured creditors that were subject to the April 1999 debt restructuring for less than the recorded amounts. This transaction resulted in an extraordinary gain of $560,000.

NOTE 8 - PREFERRED STOCK:

     The Company has 10,000,000 shares of preferred stock authorized at December 31, 1999. At December 31, 1998 there were 5,000,000 shares of preferred stock authorized.

     During 1999 the Board of Directors designated 4,000,000 of the preferred stock as Series A convertible preferred stock with a par value of $.001.

     The Company issued 4,000,000 shares of Series A mandatorily redeemable convertible preferred stock (Series A Preferred) to OSE on April 29, 1999 for proceeds of $6,499,000, net of issuance costs of $301,000. Each share of Series A Preferred is initially convertible into 13.7487705 shares of the Company's Common Stock at the option of the holder. On August 4, 1999, OSE converted 1,000,000 shares of Series A Preferred with a value of $1,700,000 into 13,748,771 shares of the Company's Common Stock. The holders of shares of Series A Preferred are entitled to dividends at the rate of $0.136 per annum per share payable semiannually on July 1 and January 1 each year. The dividends on Series A preferred are payable in cash, shares of Common Stock or any combination of cash and shares of Common Stock, at the option of the holders of Series A Preferred. The Series A Preferred are mandatorily redeemable for $1.70 per share in the event of any liquidation, dissolution, or winding up of the Company.

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

NOTE 9 - STOCK PLANS:

1993 Stock Option Plan

     In April 1993, the Board of Directors and stockholders adopted the 1993 Stock Option Plan (the "Plan") which as amended, provides for the grant of incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase up to 2,514,921 shares of Common Stock. ISOs may be granted to employees and NSOs may be granted to either employees or consultants. In accordance with the Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of Common Stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The Plan provides that the options shall be exercisable over a period not to exceed ten years and shall vest as determined by the Board of Directors. Substantially all of the options vest 25% one year after the date of grant and 1/48 each month thereafter. Compensation expense of approximately $200,000 was recognized on stock options granted in 1995, and is being amortized over the four year vesting period. There is no deferred compensation balance at December 31, 1999.

     On September 3, 1999, the Plan was amended to increase by 17,485,079 to an aggregate of 20,000,000 the amount of options that may be granted. In addition, the number of shares that may be granted to any employee in any one fiscal year was increased from 250,000 shares to 2,000,000 shares and the number of shares that may be granted to an employee upon initial employment was increased from 250,000 shares to 2,000,000 shares.

1995 Director Stock Option Plan

     In December 1995, the Company adopted a Director Stock Option Plan (the "Director Plan"). A total of 100,000 shares of Common Stock have been authorized for issuance under the Director Plan. The Director Plan provides for the grant of NSOs to non-employee directors of the Company. The Director Plan provides that each non-employee director who joins the Board will automatically be granted an NSO to purchase 20,000 shares of Common Stock on the date upon which such person first becomes a non-employee director (the "Initial Grant"). In addition, each non-employee director will automatically receive an NSO to purchase 5,000 shares of Common Stock upon such director's annual re-election to the Board, provided the director has been a member of the Board for at least six months upon the date of such re-election (the "Subsequent Grant"). The Initial Grant vests and becomes exercisable as to 25% of the shares one year after the date of grant and as to 1/48 of the shares each month thereafter, and each Subsequent Grant shall become exercisable as to 1/12 of the shares each month following the date of grant, both subject to the director's continuous service. The exercise price of all stock options granted under the Director Plan is equal to the fair market value of the Company's Common Stock on the date of grant. Options granted under the Director Plan have a term of ten years. Unless terminated sooner, the Director Plan will terminate in 2006. Options for 20,000 shares were granted in 1997 under the Director Plan. The 1995 Director Stock Option Plan is no longer being used as it was replaced by the 1999 Director Stock Option Plan.

1999 Director Option Plan

     In September 1999, the Company adopted the 1999 Director Option Plan (the "1999 Director Plan"). A total of 4,000,000 shares of Common Stock have been authorized for issuance under the 1999 Director Plan. The 1999 Director Plan provides for the grant of NSOs to non-employee directors of the Company. The 1999 Director Plan provides that each non-employee director who joins the Board will automatically be granted an NSO to purchase 100,000 shares of Common Stock on the date upon which such person first becomes a non-employee director. In addition, each non-employee director will automatically receive an NSO to purchase 100,000 shares of common Stock upon such directors' annual reelection to the Board if the director has served on the Board for at least six months as of the date of the reelection. All options granted under the 1999 Director Plan will have an exercise price equal to the fair value of the Common Stock on the date of grant and will be fully vested and exercisable on the date of grant. The options will have a term of ten years. Options for 400,000 shares were granted in 1999. At December 31, 1999 there were 3,600,000 options available for grant.

1997 Non Statutory Stock Plan

     In October 1997, the Board of Directors adopted the 1997 Non-Statutory Stock Plan, which, as amended, provides for the grant of non-qualified stock options to purchase up to 750,000 share of Common Stock. The NSOs may only be granted to non-executive officer employees. In accordance with the Plan, the stated exercise price shall not be less than 85% of the estimated fair market value of the Common Stock on the date of grant of the NSO. The options shall be exercisable over a period not to exceed ten years and shall vest 25% after the year of grant and 1/48 each month thereafter. Options for 463,000 shares were granted in 1998 under this plan and 27,000 were granted in 1999.

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

Restricted Common Stock

     In September 1995, 398,333 shares of restricted Common Stock were sold to employees upon exercise of stock options then outstanding. Each unvested share of this restricted Common Stock is subject to repurchase by the Company at the employees' exercise price if an employee terminates before such shares vest. In 1997 67,082 vested shares were converted into unrestricted shares and 55,314 shares were repurchased by the Company from terminated employees. The remaining 31,875 restricted shares outstanding were fully vested as of December 31, 1998.

1996 Employee Stock Purchase Plan

     The Company's 1996 Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors and stockholders in December 1995, and became effective upon the closing of the Company's initial public offering on February 28, 1996. Under the Purchase Plan, a total of 400,000 shares of Common Stock has been reserved for issuance to eligible employees. The Purchase Plan allows employees to purchase shares through payroll deductions at 85% of the fair market value of the Common Stock at the beginning or the end of the applicable twelve-month purchase period. The Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the U.S. Internal Revenue Code. Unless terminated sooner, the Purchase Plan will terminate ten years from its effective date. During 1997, 1998, and 1999, respectively, 59,656, 155,051 and 185,292 shares, respectively, were issued under the Plan.

     On September 3, 1999, the Purchase Plan was amended to increase by 1,600,000 shares to an aggregate of 2,000,000 shares the number of shares available for issuance.

Summary of Option Activity

     The following table summarizes the Company's stock option activity and related weighted average exercise price within each category for each of the years ended December 31, 1997, 1998, and 1999.

                         1997                 1998                 1999
                -------------------- -------------------- --------------------
                            Weighted             Weighted             Weighted
                            Average              Average              Average
                  Shares     Price     Shares     Price     Shares     Price
                ----------- -------- ----------- -------- ----------- --------

Options
  outstanding
  at Jan. 1        890,200    $4.85   1,599,154    $3.18   1,679,997    $1.00
Options
  granted        1,295,745    $3.03   1,498,124    $1.02   7,957,376    $0.36
Options
  canceled        (519,829)   $5.90  (1,307,386)   $3.76    (485,948)   $1.06
Options
  exercised        (66,962)   $1.35    (109,895)   $0.22      (4,583)   $0.22
                ----------- -------- ----------- -------- ----------- --------
Options
  outstanding
  at Dec. 31     1,599,154    $3.18   1,679,997    $1.00   9,146,842    $0.44
                =========== ======== =========== ======== =========== ========
Options
  exercisable
  at Dec. 31       219,400    $4.52     592,322    $0.91     809,841    $0.93
                =========== ======== =========== ======== =========== ========
Available
  for grant
  at Dec. 31       483,385              792,647           14,908,048
                ===========          ===========          ===========

     Significant option groups outstanding at December 31, 1999, after giving effect to the repricing discussed previously, and the related weighted average exercise price and remaining contractual life information are as follows:

                            Outstanding            Exercisable
                       --------------------- --------------------- Weighted
                                   Weighted              Weighted   Average
                                    Average               Average  Remaining
Options with exercise              Exercise              Exercise     Life
prices ranging from:       Shares    Price      Shares     Price    (Years)
--------------------   ----------- --------- ----------- --------- ----------

$0.10 - $0.12              14,187     $0.11       4,687     $0.10          7
 0.24 -  0.30           5,319,771      0.24     110,489      0.22         10
 0.41 -  0.46              33,135      0.44      15,635      0.46          8
 0.91 -  0.97           2,819,000      0.60      54,421      0.73         10
 1.06 -  1.50             941,249      1.06     613,931      1.06          7
 1.59 -  3.50              19,000      2.10      10,199      2.19          8
$9.50                         500      9.50         479      9.50          6
                       ----------- --------- ----------- --------- ----------
Options outstanding
  at Dec. 31, 1999      9,146,842     $1.00     809,841     $0.91          9
                       =========== ========= =========== ========= ==========

Fair Value of Stock Options and Employee Purchase Rights

     The Company has four stock option plans, which reserve shares of Common Stock for issuance to employees, officers, directors and consultants. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the accompanying statement of operations for the stock option plans, except for $200,000 which was recognized on stock options granted between June and November 1995, and which was amortized over a four year vesting period. In January 1996, The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation".

     For the Stock Option Plan, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1998 and 1999 respectively: dividend yield of 0% in all three years; expected life of 4 years for each year; expected volatility of 65%, 65% and
310%; and risk-free interest rates of 6.1%, 5.8% and 5.75%.   The weighted-
average fair value of those stock options granted in 1997, 1998 and 1999 was $1.72, $0.55 and $0.40 per option, respectively.

     The fair value of the employees' purchase rights for the Purchase Plan, which was initiated on February 28, 1996, was estimated at the beginning of the offering period using the Black-Scholes option pricing model with the following assumptions used for 1997, 1998, and 1999, respectively: dividend yield of 0%; an expected life of six months; expected volatility of 65%, 65% and 310%; and risk-free interest rate of 5.3% in 1997 and 1998 and 4.8% in 1999. The weighted-average fair value of these purchase rights granted in 1997, 1998 and 1999 was $3.12, $0.64 and $0.15, respectively, per right.

     Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, the Company's net income (loss) and income (loss) per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                                      1997       1998       1999
                                   ---------- ---------- ----------

Net loss applicable to common
  shareholders as reported
  (in thousands)                    ($15,002)  ($29,776)  ($16,981)
Net loss applicable to common
  shareholders, pro forma           ($15,708)  ($30,633)  ($17,881)

Net loss applicable to common
  shareholders per share as
  reported
  Basic and diluted                   ($1.08)    ($2.12)    ($0.68)
Net loss applicable to common
  shareholders per share,
  pro forma
  Basic and diluted                   ($1.13)    ($2.18)    ($0.72)


NOTE 10 - WARRANTS:

     In 1993, 1994, 1996 and 1998 in connection with arranging capital leases, the Company issued to the lessors warrants to purchase an aggregate of 628,978 shares of common stock at exercise prices ranging from $0.77 to $8.00 per share. The estimated value of these warrants at the time of issuance, as determined by the Company, is being amortized as interest expense over the period the leases were outstanding.

     In 1995 and 1997 in connection with bank debt and various loan agreements, the Company issued to the lenders warrants to purchase an aggregate of 202,483 shares of common stock at exercise prices ranging from $3.30 to $4.60. The estimated value of these warrants at the time of issuance, as determined by the Company, was amortized as interest expense over the terms of the loans.

     As part of the April 1999 debt restructuring of secured debt, certain creditors were issued warrants to purchase a total of 1,500,000 shares of common stock at a price of $0.1236 per share. In addition, warrants to purchase a total of 244,345 shares of common stock held by secured creditors were repriced from exercise prices ranging from $0.77 to $3.30 per share of common stock to $0.1236 per share. The fair value as determined using a Black-Scholes valuation model of the warrants issued and the incremental value of the repriced warrants was $790,000. The value of the warrants and incremental value of the repriced warrants was offset against the outstanding debt.

     The outstanding warrants are exercisable at any time prior to 2000 (21,740 shares), 2001 (28,450), 2002 (10,000 shares), 2003 (100,000 shares),
2004 (401,717 shares), 2005 (269,254 shares) and 2006 (1,500,000 shares).
None of the warrants had been exercised at December 31, 1999.

NOTE 11 - INCOME TAXES:

     In 1997, 1998 and 1999, the Company incurred net operating losses and recorded no provision for income taxes.

     Deferred income tax assets comprise the following (in thousands):

                                                 December 31,
                                                1998       1999
                                             ---------- ----------

Federal and state credit carryforwards          $2,437     $2,653
Federal and state net operating loss
  carryforwards                                 14,282      9,011
Provision for impaired assets                    7,568      7,462
Leases, treated as operating for tax            (2,961)    (2,907)
Depreciation                                    (4,154)    (4,585)
Reserves and accruals                              763        910
Other                                              (16)      (359)
                                             ---------- ----------
Deferred tax assets                             17,919     12,185
Less valuation allowance                       (17,919)   (12,185)
                                             ---------- ----------
  Net deferred tax asset                        $    -     $    -
                                             ========== ==========

     The deferred tax assets valuation at December 31, 1999 and 1998 is attributable to federal and state deferred tax assets. Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and a lack of carryback capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company's net deferred tax asssets.

     At December 31, 1999, the Company had federal and state net operating loss and tax credit carryforwards ("NOLs") of approximately $20,000,000 and $10,000,000, respectively, which can be used to reduce future taxable income. The federal NOLs, state NOLs and federal and state credits expire through 2019, 2014 and 2019 respectively, if not utilized. The availability and timing of these carry forwards to offset the taxable income maybe limited due to the occurrence of certain events, including change of ownership.

     The Tax Reform Act of 1996 limits the use of NOLs in certain situations where changes occur in the stock ownership of a company. The Company experienced such an ownership change as a result of the Company's initial public offering in 1996, resulting in a limitation of the annual utilization of the NOLs generated through the date of the initial public offering.
Another such ownership charge was experienced as a result of the issue of series A convertible preferred stock in 1999, resulting in a limitation of the annual utilization of the NOLs generated through the date of issuance of series A convertible preferred stock.

NOTE 12 - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS:

Concentration of credit risk

     The Company performs ongoing credit evaluations of its customers, which are semiconductor companies, and maintains reserves for estimated credit losses. Write-offs of accounts receivable were insignificant in all periods presented. At December 31, 1998, two customers accounted for 27% and 16%, respectively, of accounts receivable. At December 31, 1999, two customers accounted for 32% and 18%, respectively.

Significant customers

                                   Year Ended December 31,
                                   -----------------------
                                    1997    1998    1999
                                   ------- ------- -------

Customers comprising 10% or
more of the Company's revenues
for the periods indicated:
    A                                  14%     39%     30%
    B                                   7%      9%     15%
    C                                  17%     11%      3%


NOTE 13 - SEGMENTS

     The Company has two segments: manufacturing and distribution. Manufacturing comprises the semiconductor packaging services of packages designed for assembly using Surface Mount Technology ("SMT") in which leads on integrated circuits are soldered to the surface of the printed circuit board. Within the SMT market, the Company focuses on high pin-count packages, such as Quad Flat packages ("QFP") and thin Quad Flat packages ("TQFPs").
Distribution comprises the North American sales, marketing and technical support organization for OSE. Commissions are earned from the sales for the semiconductor assembly and test service of OSE. The customers are mainly US headquartered manufacturers of high-tech products such as video components, chip sets, graphics chips and logic components.


                                   Manufacturing Distribution      Total
                                   ------------- ------------- -------------

Revenues                                $16,227        $1,214       $17,441

Interest income                              60            12            72
Interest expense                         (1,555)            -        (1,555)
Depreciation and amortization             4,355           123         4,478
Extraordinary gain                        2,047             -         2,047
Net income (loss)                       (10,627)          754        (9,873)

Total assets                             20,446        31,202        51,648
Expenditures for additions to
  long-lived assets                        $606            $2          $608


     Prior to the acquisition of OSEI, the Company's only operations consisted of the manufacturing segment.

NOTE 14 - RELATED PARTY TRANSACTIONS

     The Company is a member of a group of affiliated companies owned by Orient Semiconductor Electronics, Ltd of Taiwan ("OSE"). Significant related party transactions with OSE and its affiliates are as follows:

Guarantor of Debt

     OSE is guarantor for two debt agreements outlined in Note 7.

Acquisition of OSEI

     OSE was a significant shareholder in OSEI. Accordingly, when the Company acquired OSEI, as outlined in Note 5, OSE received approximately 4.9 million shares of the Company's common stock for its shares in OSEI.

Distributor

     All of the revenue of OSEI, the Company's subsidiary, is earned as a result of being a distributor for OSE. The revenue under the distributor agreement is based on a fixed percentage of the value of the semiconductor assembly and test services provided to customers in OSEI's distribution area of entities headquartered in North America. From the date of acquisition of OSEI through December 31, 1999, OSEI purchased $23.1 million in product and services from OSE and its affiliates and sold them to its customers for $24.3 million. Accordingly OSEI recorded revenue of $1.2 million. While OSEI is responsible for the collection of accounts receivable from its customers it has obtained certain guarantees from OSE which reduce OSEI's exposure to the risk of bad debt. OSEI normally makes payments to OSE for purchases after OSEI has collected the related accounts receivable from its customer.

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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

     14(a)  Exhibits


   Exhibit         Description of Document
   Number          Description of Document
   -------         -------------------------------------------------------

     3.1!          Restated Articles of Incorporation.
     3.4!          Bylaws, as amended.
     10.1!         Form of Indemnification Agreement
     10.2!*        1993 Stock Option Plan and form of Stock Option Agreement.
     10.3!*        1996 Employee Stock Purchase Plan and form of Subscription
                   Agreement.
     10.4!*        1996 Director Stock Option Plan and form of Stock Option
                   Agreement.



     10.5!         Registration Rights Agreement dated March 24, 1993, as
                   amended.
     10.6!         Warrant to Purchase Series A Preferred Stock, issued to
                   MMC/GATX Partnership No. 1 as of October 7, 1993, as
                   amended.
     10.7!         Warrant to Purchase Series A Preferred Stock, issued to
                   Phoenix Leasing Incorporated as of October 7, 1993.
     10.8!         Warrant to Purchase Series A Preferred Stock, issued to
                   Comdisco, Inc. as of March 10, 1994.
     10.9!         Warrant to Purchase Series A Preferred Stock, issued to
                   Silicon Valley Bank as of July 10, 1995.
     10.10!        Warrant to Purchase Series A Preferred Stock, issued to
                   Silicon Valley Bank as of July 10, 1995.
     10.11!        Warrant to Purchase Series A Preferred Stock, issued to
                   The CIT Group/Equipment Financing, Inc. as of September
                   15, 1995.
     10.12!        Warrant to Purchase Series A Preferred Stock, issued to
                   Comdisco, Inc. as of January 3, 1996.
     10.13!!!      Warrant to Purchase Common Stock, issued to MMC/GATX
                   Partneship No. 1, dated September 5, 1997.
     10.14!!!      Amendment to Warrant to Purchase Series A Preferred Stock,
                   issued to MMC/GATX Partnership No. 1, dated September 5,
                   1997.
     10.15!!!      Amendment to Warrant to Purchase Series A Preferred Stock,
                   issued to MMC/GATX Partnership No. 1, dated September 5,
                   1997.
     10.16!!!      Lease Agreement dated November 1, 1997, between the
                   Company and Jaswinder S. Saini and Surinder K. Saini.
     10.17!!!!     Purchase and Sale Agreement dated November 20, 1997,
                   between the Company and Lincoln Property Company N.C.,
                   Inc.
     10.18!!!!     Lease Agreement dated January 20, 1997, between the
                   Company and Lincoln Property Company N.C., Inc.
     10.19*        1997 Nonstatutory Stock Options Plan and form of Stock
                   Option Agreement.
     10.20!!!!!    Warrant to Purchase Stock, issued to Silicon Valley Bank
                   as of December 31, 1997.
     10.21!!!!!!!  Promissory Note dated July 23, 1999, between the Company and Bank SinoPac
     10.22!!!!!!!! Loan and Security Agreement dated as of September 17,
                   1999, between the Company and Bank SinoPac and Far East
                   National Bank.
     10.23**       Exclusive Sales Distributor Agreement between OSE, Inc.
                   and Orient Semiconductor Electronics Limited dated as
                   of October 29, 1999.
     10.24!!!!!!!! Amendment to Loan and Security Agreement dated as of
                   September 17, 1999 between the Company and Bank SinoPac,
                   Los Angeles Branch and Far East National Bank.
     10.25!!!!!!!! Amendment to Business Loan Agreement and Promissory Note
                   dated as of November 8, 1999 between the Company and
                   Bank SinoPac.



     10.26         Amendment to Warrant to Purchase Common Stock, issued to
                   Transamerica Business Credit Corporation, dated May 1,
                   1999.
     10.27         Warrant to Purchase Common Stock, issued to Transamerica
                   Business Credit Corporation, dated May 1, 1999.
     10.28         Amendment to Warrant to Purchase Series A Preferred Stock,
                   issued to MMC/GATX Partnership No. 1, dated May 1, 1999.
     10.29         Amendment to Warrant to Purchase Series A Preferred Stock,
                   issued to MMC/GATX Partnership No. 1, dated May 1, 1999.
     10.30         Amendment to Warrant to Purchase Common Stock, issued to
                   MMC/GATX Partnership No. 1, dated May 1, 1999.
     10.31         Warrant to Purchase Common Stock, issued to MMC/GATX
                   Partnership No. 1, dated May 1, 1999.
     23.1          Consent of PricewaterhouseCoopers LLP, Independent
                   Accountants.
     24.1          Power of Attorney.
     27.1          Financial Data Schedule.
     ----------    -----------------------------------------------------------
     !             Incorporated by reference from the Registrant's
                   Registration Statement on Form SB-2 (file no.
                   333-326-LA), as amended, filed on January 17,1996.
     !!            Incorporated by reference from the Registrant's Quarterly
                   Report on Form 10-Q for the quarter ended June 30, 1996.
     !!!           Incorporated by reference from the Registrant's Quarterly
                   Report on Form 10-Q for the quarter ended September 30,
                   1997.
     !!!!          Incorporated by reference from the Registrant's Current
                   Report on Form 8-K, filed on January 30, 1997.
     !!!!!         Incorporated by reference from the Registrant's Annual
                   Report on Form 10-K, for the year ended December 31,
                   1997.
     !!!!!!        Incorporated by reference from the Registrant's Annual
                   Report on Form 10-K, for the year ended December 31,
                   1998.
     !!!!!!!       Incorporated by reference from the Registrant's Quarterly
                   Report on Form 10-Q for the quarter ended July 4, 1999.
     !!!!!!!!      Incorporated by reference from the Registrant's Quarterly
                   Report on Form 10-Q for the quarter ended October 3,
                   1999.
     *             Management contract or compensatory plan or arrangement
                   required to be filed as an exhibit to this form.
     **            Incorporated by reference to the Company's Current Report
                   on Form 8-K filed on November 15, 1999.


     (b)  Reports on Form 8-K.

           Acquisition of OSEI, filed on November 15, 1999

           Amendment to acquisition of OSEI, filed on January 14, 2000

     (c)  Exhibits.

           See Item 14(a) hereof.

     (d)  Financial Statement Schedules.

           All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on March 27, 2000.


                             INTEGRATED PACKAGING ASSEMBLY CORPORATION

                             By: /s/ PATRICK VERDERICO
                                 -----------------------------------------
                                     Patrick Verderico
                                     President and Chief Executive Officer


                             By: /s/ F. TERRENCE MARKLE
                                 -----------------------------------------
                                     F. Terrence Markle
                                     Chief Accounting Officer




POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Patrick Verderico and
F. Terrence Markle, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

     In accordance with the Exchange Act, this report has been signed below on March 27, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ PATRICK VERDERICO              President and Chief Executive Officer
    Patrick Verderico              (Principal Executive Officer)


/s/ F. TERRENCE MARKLE             Chief Accounting Officer
    F. Terrence Markle             (Principal Accounting Officer)


/s/ DONALD W.  BROOKS              Director
    Donald W. Brooks

/s/ EDWARD S. DUH                  Director
    Edward S. Duh

/s/ CALVIN LEE                     Director
    Calvin Lee

/s/ EDMOND TSENG                   Chairman and Director
    Edmond Tseng