Form 10-Q
period 2000-04-02
INTEGRATED PACKAGING ASSEMBLY CORP
filed 2000-05-17
CIK 924101

UNITED STATES
                      SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C. 20549
                      --------------------------------

                                FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 2, 2000

OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For the transition period from __________ to ___________


                       Commission file number:  0-27712
                       ---------------------------------

                   INTEGRATED PACKAGING ASSEMBLY CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Delaware                                            77-0309372
----------------------------           ------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation)

2221 Old Oakland Road
San Jose, CA                                         95131-1402
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)


                              (408) 321-3600
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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

Number of shares of common stock outstanding as of May 15, 2000: 55,193,515. As of May 15, 2000, the Company also had 3,000,000 shares of Series A Convertible Preferred Stock outstanding, which are convertible into 41,246,312 shares of Common Stock.

TABLE OF CONTENTS

                                                                    Page
Part I.   Financial Information

          Item 1.  Financial Statements
                   Condensed Consolidated Balance Sheets...........   3
                   Condensed Consolidated Statements of
                     Operations....................................   4
                   Condensed Consolidated Statements of
                     Cash Flows....................................   5
                   Notes to Condensed Consolidated Financial
                     Statements....................................   6

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations....................................   9


Part II.   Financial Information

          Item 1.  Legal Proceedings...............................  17

          Item 4.  Submission of Matters to a Vote of Security
                     Holders.......................................  17

          Item 6.  Exhibits and Reports on Form 8-K................  17

          Signatures...............................................  18

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  Integrated Packaging Assembly Corporation
                    Condensed Consolidated Balance Sheets
                       (In thousands except share data)
                                  (Unaudited

                                                  December 31,   April 2,
                                                      1999         2000
                                                  ------------ ------------
Assets
  Current assets:
    Cash and cash equivalents                          $5,371       $1,537
    Accounts receivable, net                           28,295       35,551
    Inventory, net                                      1,204        1,346
    Prepaid expense and other current assets              603          548
                                                  ------------ ------------
      Total current assets                             35,473       38,982
  Property and equipment, net                          10,498        9,912
  Intangible assets, net                                5,659        5,475
  Other assets                                             18           18
                                                  ------------ ------------
      Total assets                                    $51,648      $54,387
                                                  ============ ============
Liabilities, Mandatorily Redeemable
  Convertible Preferred Stock and
  Stockholder's Equity (Deficit)
  Current liabilities:
    Bank debt and notes payable                       $17,000      $18,000
    Accounts payable                                    2,290        1,752
    Accounts payable - related parties                 29,801       34,269
    Accrued expenses and other liabilities              3,069        2,660
                                                  ------------ ------------
      Total current liabilities                        52,160       56,681
  Deferred gain on sale of facilities                   1,111        1,077
                                                  ------------ ------------
      Total liabilities                                53,271       57,758
                                                  ------------ ------------
  Mandatorily redeemable convertible
    preferred stock                                     5,100        5,100
                                                  ------------ ------------
  Stockholder's equity (deficit):
    Preferred stock                                         -            -
    Common stock, $.001 par value;
      200,000,000 shares authorized;
      54,414,601 (1999) and 55,193,515
      (2000) shares issued and
      outstanding                                          54           55
    Additional paid-in capital                         54,333       54,590
    Accumulated deficit                               (61,110)     (63,116)
                                                  ------------ ------------
      Total stockholder's deficit                      (6,723)      (8,471)
                                                  ------------ ------------
      Total liabilities, mandatorily
        redeemable convertible preferred
        stock and stockholder's deficit               $51,648      $54,387
                                                  ============ ============

The accompanying notes are an integral part of these consolidated financial statements.

                  Integrated Packaging Assembly Corporation
               Condensed Consolidated Statements of Operations
                    (In thousands, except per share data)
                                  (Unaudited)

                                                    Three Months Ended
                                                  ---------------------
                                                   April 4,   April 2,
                                                     1999       2000
                                                  ---------- ----------
Revenues                                             $3,775     $7,075
Cost of revenues                                      5,491      6,607
                                                  ---------- ----------
Gross profit (loss)                                  (1,716)       468
                                                  ---------- ----------
Operating expenses:
  Selling, general & administrative                     995      1,706
  Research & development                                179        265
                                                  ---------- ----------
    Total operating expenses                          1,174      1,971
                                                  ---------- ----------
Operating loss                                       (2,890)    (1,503)

Interest & other income                                   3         10
Interest expense                                       (538)      (411)
                                                  ---------- ----------
Net loss                                             (3,425)    (1,904)

Preferred stock dividend                                  -        102
                                                  ---------- ----------
Net loss applicable to common stockholders          ($3,425)   ($2,006)
                                                  ========== ==========

Per share data:
  Net loss per share
    Basic and diluted                                ($0.24)    ($0.04)
                                                  ========== ==========
Number of shares used to compute
  per share data
  Basic and diluted                                  14,294     55,057
                                                  ========== ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  Integrated Packaging Assembly Corporation
               Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)


                                                    For Three Months Ended
                                                   -------------------------
                                                     April 4,     April 2,
                                                       1999         2000
                                                   ------------ ------------
Cash flows used by operating activities
    Net loss                                           ($3,425)     ($1,904)
  Adjustments:
    Depreciation and amortization                        1,108        1,099
    Gain on sale of facilities, net                        (34)         (34)
    Changes in assets and liabilities
      Accounts receivable                                  285       (7,256)
      Inventories                                          223         (142)
      Other current assets                                 (44)          55
      Accounts payable and accounts
        payable related party                             (399)       3,930
      Accrued liabilities                                 (401)        (295)
                                                   ------------ ------------
        Net cash used in operating activities           (2,687)      (4,547)
                                                   ------------ ------------
Cash flows used in investing activities
  Capital expenditures                                      (2)        (349)
                                                   ------------ ------------
    Net cash used in investing activities                   (2)        (349)
                                                   ------------ ------------
Cash flows from financing activities
  Proceeds from revolving bank line                      3,390            -
  Payments on revolving bank line                       (3,768)           -
  Payments under capital lease obligations                (668)           -
  Payments on note payable                                 (61)           -
  Proceeds from note payable and other                   4,305        1,000
  Proceeds from issuance of common stock, net                4           62
                                                   ------------ ------------
    Net cash provided by financing activities            3,202        1,062
                                                   ------------ ------------
Net increase (decrease) in cash                            513       (3,834)
Cash and cash equivalents at beginning of period             -        5,371
                                                   ------------ ------------
Cash and cash equivalents at end of period                $513       $1,537
                                                   ============ ============
Supplemental disclosure of cash flow information
  Cash paid for interest                                  $786         $411
  Common stock issued for preferred stock dividend         $ -         $216

The accompanying notes are an integral part of these consolidated financial statements.

                  INTEGRATED PACKAGING ASSEMBLY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)

NOTE 1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Integrated Packaging Assembly Corporation (the "Company") packages integrated circuits for companies in the semiconductor industry and is also the exclusive North American distributor for Orient Semiconductor
Electronics, Limited ("OSE"), a public Taiwanese company and the Company's principal stockholder.

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

     The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the three month period ended April 2, 2000 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 2000.

NOTE 2.  BALANCE SHEET COMPONENTS:
        (In thousands)


                         December 31,   April 2,
                             1999         2000
                         ------------ ------------
Inventory
  Raw materials               $1,072       $1,286
  Work in process                132           60
                         ------------ ------------
                              $1,204       $1,346
                         ============ ============


NOTE 3.  INCOME TAXES:

     No provision or benefit for income taxes was recorded for the three month period ended April 2, 2000 as the Company operated at a loss.

NOTE 4.  NET LOSS PER SHARE:

     Net loss per basic and diluted share for the three month periods ended April 2, 2000 and April 4, 1999 was computed using the weighted average number of common shares outstanding during the period but excluded the dilutive potential common shares from assumed conversions because of their anti-dilutive effect. Dilutive potential common shares include outstanding stock options and warrants, using the treasury stock method. At April 2, 2000, there were options and warrants outstanding to purchase an aggregate of 12,281,303 shares of Common Stock of which options and warrants to purchase an aggregate of 3,607,162 shares were exercisable. At April 4, 1999 there were options and warrants outstanding to purchase an aggregate of 2,493,133 shares of Common Stock of which options and warrants to purchase an aggregate of 1,584,279 shares were exercisable.

NOTE 5.  SERIES A MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

     The Company issued 4,000,000 shares of Series A mandatorily redeemable convertible preferred stock "Series A Preferred" to OSE on April 29, 1999. Each share of Series A Preferred is initially convertible into 13.7487705 shares of the Company's Common Stock at the option of the holder. On August 4, 1999, OSE converted 1,000,000 shares of Series A Preferred into 13,748,771 shares of the Company's Common Stock. The holders of shares of Series A Preferred are entitled to dividends at the rate of $0.136 per annum per share payable semiannually on July 1 and January 1 each year. The dividends on Series A preferred are payable in cash, shares of Common Stock or any combination of cash and shares of Common Stock, at the option of the holders of Series A Preferred. The shares of Series A Preferred are mandatorily redeemable for $1.70 per share in the event of any liquidation, dissolution, or winding up of the Company.

NOTE 6.  RECENTLY ISSUED ACCOUNTING STANDARD:

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

     In March 2000 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

NOTE 7.  SEGMENTS

      The Company has two segments, manufacturing and distribution. Manufacturing comprises the semiconductor packaging services of packages designed for assembly using Surface Mount Technology ("SMT") in which leads on integrated circuits are soldered to the surface of the printed circuit board. Within the SMT market, the Company focuses on high pin-count packages, such as Quad Flat packages ("QFP") and thin Quad Flat packages ("TQFP"). Distribution comprises the North American sales, marketing and technical support organization for OSE. Commissions are earned from the sales for the semiconductor assembly and test service of OSE. The customers are mainly US headquartered manufacturers of high-tech products such as video components, chip sets, graphics chips and logic components.

                                 Manufacturing  Distribution     Total
                                 ------------- ------------- -------------
First quarter, 2000:
(In thousands)

Revenues                               $5,396        $1,679        $7,075

Interest income                             4             6            10
Interest expense                         (411)            -          (411)
Depreciation and amortization             902           197         1,099
Net income (loss)                      (2,557)          653        (1,904)

Total assets                           14,961        39,426        54,387
Expenditures for additions to
  long-lived assets                      $336           $13          $349


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

Overview

     As a result of a reduction in orders from the Company's customers, the Company has had significant excess production capacity since the first quarter of 1997. The underutilization of capacity and resultant underabsorption of fixed costs resulted in operating losses that have continued into 2000. As a result of these circumstances, the Company's independent accountants' opinion on the Company's December 31, 1999 financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

     In April 1999, OSE purchased 4,000,000 shares of the Company's Series A Preferred Stock, convertible into 75% (approximately 55,000,000 shares) of the Company's Common Stock on a fully diluted basis, for $6.8 million. As part of this transaction, the Company's secured creditors terminated their legal actions and have restructured the Company's secured debt, including debt forgiveness and extended payment terms over the next twelve to forty-eight months.

     On October 29, 1999, the Company acquired the North American distributor of OSE in a stock for stock exchange valued at approximately $4.7 million. In connection with the acquisition, the Company issued 25,910,090 shares of Common Stock. As a result of the transaction, the distributor, OSE, Inc. ("OSEI"), will be operated as a wholly owned subsidiary of the Company. OSEI was a privately held corporation that serves as the exclusive North American distributor of OSE. OSEI derives its earnings from fees received on the sales of OSE's semiconductor assembly and test services to customers headquartered in North America. OSEI had revenues of $5.8 million in its 1999 fiscal year that ended June 30, 1999. The Company has reported consolidated results with OSEI since the acquisition date.

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

Revenues

     The Company recognizes revenues upon shipment of products to its customers for the manufacturing segment. For the distribution segment, revenues are derived from fees received on the sales of OSE's semiconductor assembly and test services to customers headquartered in North America and revenues are recognized on a net commission basis.

     Revenues for the three month period ended April 2, 2000 for the manufacturing segment were $5.4 million compared with $3.8 million for the comparable period in the prior fiscal year. The increase in revenues are primarily due to increased orders offset by a reduction in average selling prices due to changes in product mix and a decline in selling prices.

     Revenues for the three month period ended April 2, 2000 for the distribution segment were $1.7 million. There were no revenues in the prior year since OSEI was not consolidated with the Company until October 29, 1999.

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

Gross Profit

     Cost of revenues includes materials, labor, depreciation and overhead
costs associated with semiconductor packaging.   Gross profit for the three
month period ended April 2, 2000 was $468,000 compared with a loss of $1.7
million for the comparable period in the prior fiscal year.   Gross profit as
a percentage of revenues was 6.6% for the three month period ended April 2, 2000 compared to a negative 45.5% for the same period of 1999. This increase in gross profit was primarily the result of profit contribution by OSEI of $1.7 million, and increased revenue for the Company's packaging operation offset by lower average selling prices, caused by changes in package mix and industry competition. Low capacity utilization was partially offset by lower labor and manufacturing overhead costs.

     Depreciation for certain of the Company's machinery and equipment acquired prior to 1997 is calculated using the units of production method, in which depreciation is calculated based upon the units produced in a given period divided by the estimate of total units to be produced over its life following commencement of use. Such estimates are reassessed periodically when facts and circumstances suggest a revision may be necessary. In all cases, the asset will be depreciated by the end of its estimated five or six year life so that each quarter the equipment is subject to certain minimum levels of depreciation. Assets acquired beginning in 1997 are depreciated using the straight-line method. Depreciation and amortization was $1.1 million for the three month period ended April 2, 2000 and also $1.1 million for the same period in 1999.

Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal, and accounting costs. Selling, general and administrative expenses increased 71.8% to $1.7 million for the three month period ended April 2, 2000 from $1.0 million for the comparable period of 1999. The selling, general and administrative expenses in 2000 includes $1.1 million attributable to OSEI. The $345,000 decrease, excluding OSEI, for the three month period was due primarily to decreased spending in the sales function and administration activities.

     As a percentage of revenues, selling, general and administrative expenses decreased from 26.4% for the first quarter of 1999 to 24.2% in the first quarter of 2000. This decrease was primarily due to the higher revenue level in 2000.

Research and Development

     Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses decreased 48.0% to $265,000 for the three month period ended April 2, 2000 over the comparable period in 1999. This decrease is primarily due to decreased spending.

     As a percentage of revenues, research and development expenses decreased from 4.7% in the first quarter of 1999 to 3.7% in the first quarter of 2000. The decrease was primarily due to lower absolute spending and higher revenue in 2000.

Interest  and Other Income

     Interest income is primarily comprised of interest earnings from investments in cash equivalents and short-term investments. Interest and other income increased from $3,000 for the three month period ended April 4, 1999 to $10,000 for the three month period ended April 2, 2000. The interest income in 2000 includes $6,000 attributable to OSEI.

Interest Expense

    Interest expense consists primarily of interest payable on bank debt, and capital leases and term loans secured by equipment. Interest expense decreased from $538,000 for the three month period ended April 4, 1999 to $411,000 for the three month period ended April 2, 2000. Interest expense decreased primarily due to the replacement in 1999 of certain secured debt as a result of the restructuring with lines of credit guaranteed by OSE.

Provision for Income Taxes

     The Company did not record a provision for income tax for the three month period ended April 2, 2000 as the Company operated at a loss.

Segment Reporting

     The Company has two segments, manufacturing and distribution. Manufacturing comprises the semiconductor packaging services of packages designed for assembly using Surface Mount Technology ("SMT") in which leads on integrated circuits are soldered to the surface of the printed circuit board. Within the SMT market, the Company focuses on high pin-count packages, such as Quad Flat packages ("QFP") and thin Quad Flat packages ("TQFP"). Distribution comprises the North American sales, marketing and technical support organization for OSE. Commissions are earned from the direct sales efforts in the "direct channel" for the semiconductor assembly and test service of OSE. The customers are mainly US headquartered manufacturers of high-tech products such as video components, chip sets, graphics chips and logic components.

                                 Manufacturing  Distribution     Total
                                 ------------- ------------- -------------
First quarter, 2000:
(In thousands)

Revenues                               $5,396        $1,679        $7,075

Interest income                             4             6            10
Interest expense                         (411)            -          (411)
Depreciation and amortization             902           197         1,099
Net income (loss)                      (2,557)          653        (1,904)

Total assets                           14,961        39,426        54,387
Expenditures for additions to
  long-lived assets                      $336           $13          $349


     Prior to the acquisition of OSEI, the Company's only operations consisted of the manufacturing segment.

Liquidity and Capital Resources

     During the three month period ended April 2, 2000, the Company's net cash used in operations was $4.5 million. Net cash used in operations was comprised primarily of a net loss of $1.9 million, partially offset by $1.1 million of non-cash charges for depreciation and amortization, and a net increase in working capital items of $3.7 million. The net increase in working capital items primarily reflected a $7.3 million increase in accounts receivable, which was partially offset, by a $3.9 million increase in accounts payable. As of April 2, 2000, the Company had cash and cash equivalents of $1.5 million and is operating under bank lines obtained in July and September 1999.

     In the first quarter of 2000, investing activities used $349,000 for capital expenditures. The Company expects to spend approximately $7.5 million on capital expenditures during the remainder of 2000 for the acquisition of equipment. Most of the Company's production equipment has historically been funded either through capital leases of term loans secured by production equipment and future expenditures are expected to be funded out of internal cash flow.

     During the three months ended April 2, 2000, $1.1 million was provided in financing activities. This resulted primarily from proceeds from borrowings of $1.0 million and $62,000 from proceeds of issuance of common stock.

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

Year 2000 Readiness Disclosure

     The Company has completed all Year 2000 readiness work and did not experience disruption in its business related to the Year 2000 issue. However, the Company cannot provide any assurance that no Year 2000 issues will impact the Company's systems, products or other aspects of the Company's business in the future. The Company's key suppliers have not experienced disruptions in their businesses related to the Year 2000 issue. However, the Company cannot provide any assurance that no Year 2000 issue will affect the Company's suppliers in the future. The total cost of Year 2000 readiness program was approximately $59,000. All costs were charged to expense as incurred, and did not include potential cost related to any customers or other claims or the cost of internal software or hardware replaced in the normal course of business.

Certain Factors Affecting Operating Results

     The Company's operating results are affected by a wide variety of factors that could materially and adversely affect revenues, gross profit, operating income and liquidity. These factors include the Company's ability to secure additional financing, the short term nature of its customers' commitments, the timing and volume of orders relative to the Company's production capacity, long lead times for the manufacturing equipment required by the Company, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, lack of a meaningful backlog, effectiveness in managing productions processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company's average selling prices and changes in economic conditions. The occurrence or continuation of unfavorable changes in any of the proceeding factors would adversely affect the Company's business, financial condition and results of operations.

Customer Concentration

     The Company has been substantially dependent on a relatively small number of customers within the semiconductor industry. During the first quarter of 2000, Atmel Semiconductor and Dii Semiconductor accounted for approximately 56% and 19%, respectively, of the Company's revenues. There can be no assurance that such customers or any other customers will continue to place orders with the Company in the future at the same levels as in prior periods. The loss of one or more of the Company's customers, or reduced orders by any of its key customers, would likely adversely affect the Company's business, financial condition and results of operations.

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

Risks and uncertainities

     Ability to identify, recruit and retain additional personnel

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

     Dependence on Taiwan

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

     Earthquake or other natural disasters

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.32 Business Loan Agreement and Promissory Note dated March 23, 2000, between the Company and Bank SinoPac, Los Angeles Branch.

               10.33 Amendment to Business Loan Agreement and Promissory Note dated March 23, 2000 between the Company and Bank SinoPac, Los Angeles Branch.

               27.1   Financial Data Schedule

          (b)  Reports on Form 8-K

               Form 8-K/A, Acquisition of OSEI, filed on May 11, 2000.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             Integrated Packaging Assembly Corporation


Date: May 17, 2000           /s/ PATRICK VERDERICO
                             ----------------------------
                                 Patrick Verderico
                                 President, Chief Executive Officer, and
                                 Principal Financial and Accounting Officer