Form 10-Q
period 2000-07-02
INTEGRATED PACKAGING ASSEMBLY CORP
filed 2000-08-16
CIK 924101

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000

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
(State or other jurisdiction                     (I.R.S. Employer
 of incorporation)                                Identification No.)

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

Number of shares of common stock outstanding as of August 11, 2000: 56,514,068. As of August 11, 2000, the Company also had 3,000,000 shares of Series A Convertible Preferred Stock outstanding, which are convertible into 41,246,312 shares of Common Stock.

                                TABLE OF CONTENTS

Part I.   Financial Information                                             Page

          Item 1.  Financial Statements
                   Condensed Consolidated Balance Sheets...................  3
                   Condensed Consolidated Statements of Operations.........  4
                   Condensed Consolidated Statements of Cash Flows.........  5
                   Notes to Condensed Consolidated Financial Statements....  6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..................... 10


Part II.  Other Information

          Item 1.  Legal Proceedings......................................  19

          Item 4.  Submission of Matters to a Vote of Security Holders....  19

          Item 6.  Exhibits and Reports on Form 8-K.......................  20

          Signatures......................................................  21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    Integrated Packaging Assembly Corporation
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)
                                   (Unaudited)

                                                                           July 2,               December 31,
                                                                             2000                    1999
                                                                      -------------------     -------------------
Assets
  Current assets:
    Cash and cash equivalents                                                     $4,268                  $5,371
    Accounts receivable, net of allowance for doubtful accounts
    of  $565 and $272                                                             33,620                  28,295
    Inventory, net                                                                 1,344                   1,204
    Prepaid expense and other current assets                                         570                     603
                                                                      -------------------     -------------------

      Total current assets                                                        39,802                  35,473
  Property and equipment, net                                                     10,464                  10,498
  Intangible assets, net                                                           5,293                   5,659
  Other assets                                                                        11                      18
                                                                      -------------------     -------------------
      Total assets                                                               $55,570                 $51,648
                                                                      ===================     ===================

Liabilities, Mandatorily Redeemable
  Convertible Preferred Stock and
  Stockholders' Equity (Deficit)
  Current liabilities:
    Bank debt and notes payable                                                  $18,000                 $17,000
    Accounts payable                                                               1,825                   2,290
    Accounts payable - related parties                                            37,153                  29,801
    Accrued expenses and other liabilities                                         2,726                   3,069
                                                                      -------------------     -------------------
      Total current liabilities                                                   59,704                  52,160
  Deferred gain on sale of facilities                                              1,042                   1,111
                                                                      -------------------     -------------------
      Total liabilities                                                           60,746                  53,271
                                                                      -------------------     -------------------
  Mandatorily redeemable convertible
    preferred stock                                                                5,100                   5,100
                                                                      -------------------     -------------------
  Stockholders' equity (deficit):
    Common stock, $.001 par value; 200,000,000
      shares authorized; 55,927,125 (2000) and
       54,414,601 (1999) shares issued and outstanding                                56                      54
    Additional paid-in capital                                                    54,798                  54,333
    Accumulated deficit                                                          (65,130)                (61,110)
                                                                      -------------------     -------------------
      Total stockholders' deficit                                                (10,276)                 (6,723)
                                                                      -------------------     -------------------
      Total liabilities, mandatorily redeemable convertible
        preferred stock and stockholders' deficit                                $55,570                 $51,648
                                                                      ===================     ===================

The accompanying notes are an integral part of these consolidated financial statements.

                    Integrated Packaging Assembly Corporation
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended                 Six Months Ended
                                                   ---------------------------------  --------------------------------
                                                        July 2,         July 4,             July 2,         July 4,
                                                         2000             1999               2000            1999
                                                   ---------------  ----------------  --------------- ----------------

Revenues                                                   $7,003            $3,653          $14,078           $7,428
Cost of revenues                                            6,182             5,547           12,789           11,038
                                                   ---------------  ----------------  --------------- ----------------
Gross profit (loss)                                           821            (1,894)           1,289           (3,610)
                                                   ---------------  ----------------  --------------- ----------------
Operating expenses:
     Selling, general & administrative                      2,031             1,079            3,737            2,074
     Research & development                                   281               168              546              347
                                                   ---------------  ----------------  --------------- ----------------
        Total operating expenses                            2,312             1,247            4,283            2,421
                                                   ---------------  ----------------  --------------- ----------------
Operating loss                                             (1,491)           (3,141)          (2,994)          (6,031)
Interest & other income                                        50                24               60               27
Interest & other expense                                     (471)             (393)            (882)            (931)
                                                   ---------------  ----------------  --------------- ----------------
Loss before extraordinary gain
      and preferred stock dividends                        (1,912)           (3,510)          (3,816)          (6,935)
Extraordinary gain                                             --             1,487               --            1,487
                                                   ---------------  ----------------  --------------- ----------------
Net loss                                                   (1,912)           (2,023)          (3,816)          (5,448)
Preferred stock dividend                                      102                91              204               91
Deemed dividends on preferred stock                            --             6,800               --            6,800
                                                   ---------------  ----------------  --------------- ----------------
Net loss applicable to common
     stockholders                                         ($2,014)          ($8,914)         ($4,020)        ($12,339)
                                                   ===============  ================  =============== ================

Per share data:
     Net loss per share
        Basic and diluted                                  ($0.04)           ($0.62)          ($0.07)          ($0.86)
                                                   ===============  ================  =============== ================
     Number of shares used to
        compute per share data
        Basic and diluted                                  55,047            14,304           54,974           14,299
                                                   ===============  ================  =============== ================


The accompanying notes are an integral part of these financial statements.

                    Integrated Packaging Assembly Corporation
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                            For Six Months Ended
                                                                     -----------------------------------
                                                                         July 2,           July 4,
                                                                           2000              1999
                                                                     ----------------- -----------------
Cash flows used by operating activities
    Net loss                                                                 ($3,816)          ($5,448)
  Adjustments:
    Depreciation and amortization                                               2,248             2,207
    Provision for doubtful accounts receivable                                    293                --
    Gain on sale of facilities, net                                              (69)              (69)
    Extraordinary gain on debt restructure                                         --           (1,487)
    Changes in assets and liabilities
      Accounts receivable                                                     (5,618)                92
      Inventories                                                               (140)               578
      Other assets                                                                 40               168
      Accounts payable and accounts
        payable related party                                                   6,887             (554)
      Accrued liabilities                                                       (139)             (257)
                                                                     ----------------- -----------------
        Net cash used in operating activities                                   (314)           (4,770)
                                                                     ----------------- -----------------

Cash flows used in investing activities
  Capital expenditures                                                        (1,848)              (13)
                                                                     ----------------- -----------------
    Net cash used in investing activities                                     (1,848)              (13)
                                                                     ----------------- -----------------

Cash flows from financing activities
  Proceeds from revolving bank line                                                --             7,492
  Payments on revolving bank line                                                  --           (7,260)
  Payments under capital lease obligations                                         --             (694)
  Payments on note payable                                                         --           (1,971)
  Proceeds from note payable and other                                          1,000             4,890
  Proceeds from issuance of common stock, net                                      59                 5
  Proceeds from issuance of preferred stock, net                                   --             6,498
                                                                     ----------------- -----------------
    Net cash provided by financing activities                                   1,059             8,960
                                                                     ----------------- -----------------

Net increase (decrease) in cash                                               (1,103)             4,177
Cash and cash equivalents at beginning of period                                5,371                 -
                                                                     ----------------- -----------------
Cash and cash equivalents at end of period                                     $4,268            $4,177
                                                                     ================= =================

Supplemental disclosure of cash flow information
  Cash paid for interest                                                         $471              $882
  Common stock issued for preferred stock dividend
                                                                                  408                91
  Deemed dividends on preferred stock                                              --             6,800
  Issuance and repricing of warrants in conjunction with debt
  forgiveness                                                                  $   --            $  790

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

     Within distribution, the Company is the exclusive North American sales and marketing organization for Orient Semiconductor Electronics, Ltd. ("OSE") of Taiwan, a public Taiwanese company and the Company's controlling shareholder. Revenues are fees received on the sales of OSE's semiconductor assembly and test services to customers headquartered in North America. The Company entered this segment of the market in October 1999 with the acquisition of OSE, Inc. ("OSEI").

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

     The results of operations for the six month period ended July 2, 2000 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 2000.

NOTE 2.  BALANCE SHEET COMPONENTS:
             (In thousands)

                                         July 2,         December 31,
                                          2000               1999
                                     ----------------  -----------------

         Inventory

              Raw materials                   $1,250             $1,072
              Work in process                     94                132
                                     ----------------  -----------------

                                              $1,344             $1,204
                                     ================  =================


NOTE 3.   INCOME TAXES:

     No provision or benefit for income taxes was recorded for the six month period ended July 2, 2000 as the Company operated at a loss.

NOTE 4.   NET LOSS PER SHARE:

     Net loss per basic and diluted share for the six month periods ended July 2, 2000 and July 4, 1999 was computed using the weighted average number of common shares outstanding during the period but excluded the dilutive potential common shares from assumed conversions because of their anti-dilutive effect. Dilutive potential common shares also include outstanding stock options and warrants, using the treasury stock method. At July 2, 2000, there were options and warrants outstanding to purchase an aggregate of 12,308,678 shares of Common Stock. At July 4, 1999 there were options and warrants outstanding to purchase an aggregate of 3,541,000 shares of Common Stock.

NOTE 5.   SERIES A MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

     The Company issued 4,000,000 shares of Series A mandatorily redeemable convertible preferred stock "Series A Preferred" to OSE on April 29, 1999. Each share of Series A Preferred is convertible into 13.7487705 shares of the Company's Common Stock at the option of the holder. On August 4, 1999, OSE converted 1,000,000 shares of Series A Preferred into 13,748,771 shares of the Company's Common Stock. The holders of shares of Series A Preferred are entitled to dividends at the rate of $0.136 per annum per share payable semiannually on July 1 and January 1 each year. The dividends on Series A preferred are payable in cash, shares of Common Stock or any combination of cash and shares of Common Stock, at the option of the holders of Series A Preferred. The shares of Series A Preferred are mandatorily redeemable for $1.70 per share in the event of any liquidation, dissolution, or winding up of the Company.

NOTE 6.   RECENTLY ISSUED ACCOUNTING STANDARDS:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new mode for accounting for derivatives and hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. The Company has reviewed the impact of the implementation of SFAS 133 on the consolidated financial statements of the Company and has determined that the impact will not be material.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 summarizes certain of the Staff's views in applying generally accepted principles to revenue recognition in financial statements. The Company has until the fourth quarter of 2000 to comply with the guidance in SAB 101. The implementation of SAB 101 on the consolidated financial statements of the Company is not expected to be material.

     In March 2000 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain provisions prior to July 1, 2000 did not have a material effect on the financial position or results of operations of the Company. Management believes that the adoption of the remaining provisions of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

NOTE 7.  SEGMENTS

      The Company has two segments, manufacturing and distribution. Manufacturing comprises the semiconductor packaging services of packages designed for assembly using Surface Mount Technology ("SMT") in which leads on integrated circuits are soldered to the surface of the printed circuit board. Within the SMT market, the Company focuses on high pin-count packages, such as Quad Flat packages ("QFP"), thin Quad Flat packages ("TQFP"), ball grid array packages ("BGAs") and Chip Scale packaging ("CSPs"). Distribution comprises the North American sales, marketing and technical support organization for OSE. Fees are earned from the sales for the semiconductor assembly and test service of OSE to customers headquartered in North America.

(In thousands)                          Manufacturing      Distribution          Total
                                      ------------------ ----------------- ------------------
Three months ending July 2, 2000:

Revenues                                        $ 4,873           $ 2,130            $ 7,003

Interest & other income                               6                44                 50
Interest & other expense                           (471)               --               (471)
Depreciation and amortization                       971               178              1,149
Net income (loss)                               (2,842)               930            (1,912)

Total assets                                     15,375            40,195             55,570
Expenditures for additions to
  long-lived assets                              $1,497                $2             $1,499


(In thousands)                          Manufacturing      Distribution          Total
                                      ------------------ ----------------- ------------------
Six months ending July 2, 2000:
Revenues                                        $10,269           $ 3,809            $14,078

Interest & other income                              10                50                 60
Interest & other expense                           (882)               --               (882)
Depreciation and amortization                     1,873               375              2,248
Net income (loss)                                (5,399)            1,583             (3,816)

Total assets                                     15,375            40,320             55,695
Expenditures for additions to
  long-lived assets                              $1,833               $15             $1,848

Prior to the fourth quarter of 1999, the Company's only operations consisted of the manufacturing segment.

NOTE 8.  EXTENSION OF BANK DEBT:

On July 26, 2000 the bank extended the maturity of the Company's $7 million promissory note on similar terms and conditions through September 29, 2000.

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

OVERVIEW

 As a result of a reduction in orders from the Company's customers, the Company has had significant excess production capacity since the first quarter of 1997. The underutilization of capacity and resultant under absorption of fixed costs resulted in operating losses that have continued into 2000. As a result of these circumstances, the Company's independent accountants' opinion on the Company's December 31, 1999 financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

    In April 1999, OSE purchased 4,000,000 shares of the Company's Series A Preferred Stock, convertible into 75% (approximately 55,000,000 shares) of the Company's Common Stock on a fully diluted basis, for $6.8 million. On July 23, 1999, the Company entered into a $7 million bank line of credit. On July 26, 2000, the bank extended the $7 million line of credit on similar terms and conditions through September 29, 2000. It is the Company's intent to consolidate this line with its $11 million line of credit into a single credit line. This line is guaranteed by OSE and was available to finance operations and working capital needs.

    On September 29, 1999, the Company entered into an $11 million bank line of credit. This line is guaranteed by OSE and is available to finance operations and working capital needs through September 29, 2000. On September 29, 1999 the Company paid off all of the secured creditors of the debt restructured on April 29, 1999.

    On October 29, 1999, the Company acquired the North American distributor of OSE in a stock for stock exchange valued at approximately $4.7 million. In connection with the acquisition, the Company issued 25,910,090 shares of Common Stock. As a result of the transaction, the distributor, OSE, Inc. ("OSEI"), is now operated as a wholly owned subsidiary of the Company. OSEI was a privately held corporation that serves as the exclusive North American distributor of OSE. OSEI derives its earnings from fees received on the sales of OSE's semiconductor assembly and test services to customers headquartered in North America. OSEI had revenues of $5.8 million in its 1999 fiscal year that ended June 30, 1999. The Company has reported consolidated results with OSEI since the acquisition date.

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

REVENUES

     The Company recognizes revenues upon shipment of products to its customers for the manufacturing segment. For the distribution segment, revenues are derived from fees received on the sales of OSE's semiconductor assembly and test services to customers headquartered in North America and revenues are recognized on a net basis upon shipment by OSE.

     Revenues for the three and six month periods ended July 2, 2000 for the manufacturing segment were $4.9 million and $10.3 million compared with $3.7 million and $7.4 million for the comparable periods in the prior fiscal year. The increase in revenues is primarily due to increased orders partially offset by a reduction in average selling prices due to changes in product mix and a decline in unit selling prices.

     Revenues for the three and six month periods ended July 2, 2000 for the distribution segment were $2.1 million and $3.8 million. There were no revenues in the prior year since OSEI was not consolidated with the Company until October 29, 1999.

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

GROSS PROFIT

     Cost of revenues includes materials, labor, depreciation and overhead costs. Gross profit for the three and six month periods ended July 2, 2000 was $0.8 million and $1.3 million compared with gross losses of $1.9 million and $3.6 million for the comparable periods in the prior fiscal year. Gross profit as a percentage of revenues was 11.7% for the three month period ended July 2, 2000 compared to a negative 51.8% for the same period of 1999. Gross profit as a percentage of revenues was 9.2% for the six month period ended July 2, 2000 compared to a negative 48.6% for the same period of 1999. This increase in gross profit was primarily the result of profit contribution for the three and six months periods ended July 2, 2000 by the Company's distribution segment of $2.1 million and $3.8 million, respectively, and increased revenue for the Company's manufacturing segment offset by lower average selling prices, caused by changes in package mix and industry competition. Low capacity utilization was partially offset by lower labor and manufacturing overhead costs.

     Depreciation for certain of the Company's machinery and equipment acquired prior to 1997 is calculated using the units of production method, in which depreciation is calculated based upon the units produced in a given period divided by the estimate of total units to be produced over its life following commencement of use. Such estimates are reassessed periodically when facts and circumstances suggest a revision may be necessary. In all cases, the asset will be depreciated by the end of its estimated five or six year life, so that each quarter the equipment is subject to certain minimum levels of depreciation. Assets acquired beginning in 1997 are depreciated using the straight-line method. Depreciation and amortization was $1.2 million and $2.3 million for the three and six month periods ended July 2, 2000 compared to $1.1 million and $2.2 million for the same periods in 1999.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal, and accounting costs. Selling, general and administrative expenses increased 88.2% to $2.0 million and 80.2% to $3.7 million for the three and six month periods ended July 2, 2000, respectively, from $1.1 million and $2.1 million for the comparable periods of 1999. The selling, general and administrative expenses for the three and six month periods ended July 2, 2000 includes $1.3 million and $2.3 million, respectively, attributable to the Company's distribution segment. The $0.6 million decrease, excluding the distribution segment, for the six month period was due primarily to decreased spending in the sales function and administration activities.

     As a percentage of revenues, selling, general and administrative expenses decreased to 29.0% in the second quarter of 2000 from 29.5 % for the second quarter of 1999 and decreased to 26.5% for the first six months of 2000 from 27.9% for the comparable period in 1999. This decrease was primarily due to the higher revenue level in 2000.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses increased 67.3% to $0.3 million and 57.3% to $0.5 million for the three and six month periods ended July 2, 2000, respectively, over the comparable periods in 1999. This increase is primarily due to increased spending for new product development.

     As a percentage of revenues, research and development expenses decreased to 4.0% in the second quarter of 2000 from 4.6% in the second quarter of 1999 and decreased to 3.9% for the first six months of 2000 from 4.7% for the comparable period in 1999. The decrease was primarily due to higher revenue in 2000, partially offset by higher spending.

INTEREST AND OTHER INCOME

     Interest and other income is primarily comprised of interest earnings from investments in cash equivalents. Interest and other income was $50,000 and $60,000 for the three and six month periods ended July 2, 2000, respectively, compared to $24,000 and $27,000 for the three and six month periods ended July 4, 1999. Interest income in 2000 includes $48,000 attributable to the distribution segment.

INTEREST EXPENSE

    Interest expense consists primarily of interest payable on bank debt. Interest expense was $0.5 million and $0.9 million for the three and six month periods ended July 2, 2000, respectively, compared to $0.4 million and $0.9 million for the three and six month periods ended July 4, 1999. Interest expense remained unchanged to 1999 primarily due to the replacement in 1999 of certain secured debt with lines of credit guaranteed by OSE.

PROVISION FOR INCOME TAXES

     The Company did not record a provision for income tax for the six month period ended July 2, 2000 as the Company operated at a loss.

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

SEGMENT REPORTING

     The Company has two segments, manufacturing and distribution.
Manufacturing comprises the semiconductor packaging services of packages designed for assembly using Surface Mount Technology ("SMT") in which leads on integrated circuits are soldered to the surface of the printed circuit board. Within the SMT market, the Company focuses on high pin-count packages, such as Quad Flat packages ("QFP") and thin Quad Flat packages ("TQFP") "), ball grid array packages ("BGAs") and Chip Scale packaging ("CSPs"). Distribution comprises the North American sales, marketing and technical support organization for OSE. Fees are earned from the sales for the semiconductor assembly and test service of OSE to customers headquartered in North America.

(In thousands)                          Manufacturing      Distribution          Total
                                      ------------------ ----------------- ------------------
Three months ending July 2, 2000:


Revenues                                        $ 4,873           $ 2,130            $ 7,003
   Interest & other income                            6                44                 50
   Interest & other expense                        (471)                -               (471)
   Depreciation and amortization                    971               178              1,149
   Net income (loss)                             (2,842)              930             (1,912)

Total assets                                     15,375            40,195             55,570
   Expenditures for additions to
   long-lived assets                             $1,497                $2             $1,499


(In thousands)                          Manufacturing      Distribution          Total
                                      ------------------ ----------------- ------------------
Six months ending July 2, 2000:

Revenues                                        $10,269           $ 3,809            $14,078
   Interest & other income                           10                50                 60
   Interest & other expense                        (882)                -               (882)
   Depreciation and amortization                  1,873               375              2,248
   Net income (loss)                             (5,399)            1,583             (3,816)

Total assets                                     15,375            40,195             55,570
   Expenditures for additions to
   long-lived assets                             $1,833               $15             $1,848

Prior to the fourth quarter of 1999, the Company's only operations consisted of the manufacturing segment.

LIQUIDITY AND CAPITAL RESOURCES

     During the six month period ended July 2, 2000, the Company's net cash used in operations was $0.3 million. Net cash used in operations was comprised primarily of a net loss of $3.8 million, partially offset by $2.2 million of non-cash charges for depreciation and amortization, and an increase in the provision for doubtful accounts receivable of $0.3 million and a net decrease in working capital items of $1.1 million. The net decrease in working capital items primarily reflected a $6.9 million increase in accounts payable and accounts payable related party, which was partially offset, by a $5.6 million increase in accounts receivable and a $0.1 million increase in accrued liabilities. As of July 2, 2000, the Company had cash and cash equivalents of $4.3 million and is operating under bank lines obtained in July and September 1999.

     In the six month period ended July 2, 2000, investing activities used $1.8 million for capital expenditures. The Company expects to spend approximately $2.2 million on capital expenditures during the remainder of 2000 for the acquisition of equipment. At July 2, 2000, the Company has commitments outstanding to purchase $0.7 million of the $2.2 million anticipated capital expenditures during the remainder of 2000. The Company's future expenditures are expected to be funded out of internal cash flow.

     During the six months ended July 2, 2000, $1.1 million was provided in financing activities. This resulted primarily from proceeds from borrowings of $1.0 million and $0.1 million from proceeds of issuance of common stock.

     The Company believes that existing cash balances together with the expected renewal of existing finance facilities will be sufficient to meet its projected working capital and other cash requirements at least through 2001. The Company believes that its existing bank lines of credit of $18.0 million, which expires in September 2000, will be re-issued because it is guaranteed by the Company's principal stockholder, OSE. There can be no assurances, however, that the bank lines will be renewed or that lower than expected revenues, increased expenses, increased costs associated with the purchase or maintenance of capital equipment, or other events will not cause the Company to seek additional capital, or capital sooner than currently expected. There can be no assurance that such additional financing will available when needed or, if available, will be available on satisfactory terms.

    As a result of a reduction in orders from the Company's customers, the Company has had significant excess production capacity since the first quarter of 1997. The underutilization of capacity and resultant under absorption of fixed costs resulted in operating losses that have continued into 2000. As a result of these circumstances, the Company's independent accountants' opinion on the Company's December 31, 1999 financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

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

CUSTOMER CONCENTRATION

     The Company has been substantially dependent on a relatively small number of customers within the semiconductor industry. During the second quarter of 2000, Atmel Semiconductor accounted for approximately 41% of the Company's revenues. During the first six months of 2000, Atmel Semiconductor accounted for approximately 38% of the Company's revenues. There can be no assurance that such customer or any other customers will continue to place orders with the Company in the future at the same levels as in prior periods. The loss of one or more of the Company's customers, or reduced orders by any of its key customers, would likely adversely affect the Company's business, financial condition and results of operations.

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

     The Company purchases all of its materials on a purchase order basis and has no long-term contracts with any of its suppliers. There can be no assurance that the Company will be able to obtain sufficient quantities of raw materials and other supplies. The Company's business, financial condition and results of operations would be materially adversely affected if it were unable to obtain sufficient quantities of raw materials and other supplies in a timely manner or if there were significant increases in the costs of raw materials that the Company could not pass on to its customers.

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

DEPENDENCE UPON A SINGLE GEOGRAPHIC AREA

     The Company's current manufacturing operations are located in San Jose and Milpitas, California. The two facilities are one and one half miles apart and comprise the total manufacturing capability of the Company. A disruption of the Company's manufacturing operations resulting from various factors, including sustained process abnormalities, human error, government intervention or a natural disaster such as fire, earthquake or flood, could cause the Company to cease or limit its manufacturing operations and consequently would have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE UPON TAIWAN

     The Company may be significantly affected by the political, economic and military conditions in Taiwan. The Company's distribution segment is a distributor for OSE, whose operations are principally located in Taiwan. Taiwan and the People's Republic of China (PRC) are continuously engaged in political disputes and both countries have recently conducted military exercises in or near the other's territorial waters and airspace. Such disputes may continue and even escalate, resulting in economic embargo, a disruption in shipping or even military hostilities. This could severely harm our distribution business by interrupting or delaying production or shipment of products that we distribute. Any kind of activity of this nature or even rumors of such activity could severely and negatively impact the Company's operations, revenues, operating results, and stock price.

EARTHQUAKE OR OTHER NATURAL DISASTERS

     The Company's facilities are located in California near major earthquake faults. In addition, some of the Company's suppliers are located near earthquake sensitive areas. In the event of a major earthquake or other natural disaster near its facilities, the Company's operations could be harmed. Similarly, a major earthquake or other natural disaster near the Company's suppliers, like the ones that occurred in Taiwan in September 1999 and June 2000, could disrupt the operations of those suppliers, which could limit the availability of products for the Company to distribute and harm the Company's business.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 2000 Annual Meeting of the Stockholders was held on May 26, 2000. Matters voted at that meeting were:

        (i) The election of the five (5) directors to hold office until the 2001 Annual Meeting of Stockholders and until their successors are elected and qualified.

        (ii) Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the 2000 fiscal year.

        The results of the voting on each proposal were as follows:

        Proposal I.  Election of directors

               Director                     For                    Withheld

               Patrick Verderico     87,800,055            33,766
               Donald W. Brooks      87,804,769            29,052
               Edward S. Duh         87,804,769            29,052
               Calvin Lee            87,804,769            29,052
               Edmond Tseng          87,804,769            29,052


        Proposal II. Ratification of the selection of PricewaterhouseCoopers LLP

                 For            Against     Abstain       Broker non-votes
                 87,782,008     26,450      25,363        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

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

                                   INTEGRATED PACKAGING ASSEMBLY CORPORATION

Date:    August 16, 2000             /s/   PATRICK VERDERICO
                                     -----------------------
                                     Patrick Verderico
                                     President and Chief Executive Officer,
                                     Principal Financial Officer




                                     /s/  VINCENT R. LEPORE
                                     ----------------------
                                     Vincent R. Lepore
                                     Controller, and Chief Accounting Officer