Form 10-Q
period 2000-10-01
INTEGRATED PACKAGING ASSEMBLY CORP
filed 2000-11-20
CIK 924101

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

(Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000
  OR
 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

 For the transition period from ___________________ to _______________________


                         COMMISSION FILE NUMBER: 0-27712
                           --------------------------


                    INTEGRATED PACKAGING ASSEMBLY CORPORATION
             (Exact name of registrant as specified in its charter)

DELAWARE                                   77-0309372
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation)

2221 OLD OAKLAND ROAD
SAN JOSE, CA                               95131-1402
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

Number of shares of common stock outstanding as of October 27, 2000, 56,365,382. As of October 27, 2000, the Company also had 3,000,000 shares of Series A Convertible Preferred Stock outstanding, which are convertible into 41,246,312 shares of Common Stock.

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

          Item 2.     Management's Discussion and Analysis of Financial
                                  Condition and Results of Operations........ 11


Part II.  Other Information

          Item 1.     Legal Proceedings...................................... 21

          Item 4.     Submission of Matters to a Vote of Security Holders.... 21

          Item 6.     Exhibits and Reports on Form 8-K....................... 21

          Signatures......................................................... 22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    Integrated Packaging Assembly Corporation
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)
                                   (Unaudited)

                                                                            October 1,    December 31,
                                                                               2000          1999
                                                                          ------------- --------------
Assets
  Current assets:
    Cash and cash equivalents                                                $  1,997    $  5,371
    Accounts receivable, net of allowance for doubtful accounts
    of  $174 and $272                                                          30,861      28,295
    Inventory                                                                   1,044       1,204
    Prepaid expense and other current assets                                      601         603
                                                                             --------    --------

      Total current assets                                                     34,503      35,473
  Property and equipment, net                                                   8,598      10,498
  Intangible assets, net                                                        5,110       5,659
  Other assets                                                                     11          18
                                                                             --------    --------
      Total assets                                                           $ 48,222    $ 51,648
                                                                             ========    ========

Liiabilities, Mandatorily Redeemable
  Convertible Preferred Stock and
  Stockholders' Deficit
  Current liabilities:
    Bank debt and notes payable                                              $ 18,000    $ 17,000
    Accounts payable                                                            1,646       2,290
    Accounts payable - related parties                                         34,077      29,801
    Accrued expenses and other liabilities                                      2,525       3,069
                                                                             --------    --------
      Total current liabilities                                                56,248      52,160
  Deferred gain on sale of facilities                                           1,008       1,111
                                                                             --------    --------
      Total liabilities                                                        57,256      53,271
                                                                             --------    --------
  Mandatorily redeemable convertible
    preferred stock                                                             5,100       5,100
                                                                             --------    --------
  Stockholders' deficit:
    Common stock, $.001 par value; 200,000,000
      shares authorized; 56,365,382 (2000) and
       54,414,601 (1999) shares issued and outstanding                             56          54
    Additional paid-in capital                                                 54,863      54,333
    Accumulated deficit                                                       (69,053)    (61,110)
                                                                             --------    --------
      Total stockholders' deficit                                             (14,134)     (6,723)
                                                                             --------    --------
      Total liabilities, mandatorily redeemable convertible
        preferred stock and stockholders' deficit                            $ 48,222    $ 51,648
                                                                             ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                    Integrated Packaging Assembly Corporation
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended            Nine Months Ended
                                                   ------------------------------ --------------------------
                                                     October 1,      October 3,    October 1,    October 3,
                                                        2000            1999          2000          1999
                                                   -------------  --------------- -------------- -----------

     Revenues                                        $  5,794       $  4,408       $ 19,872       $ 11,836
     Cost of revenues                                   6,014          6,001         18,803         17,039
                                                     --------       --------       --------       --------
     Gross profit (loss)                                 (220)        (1,593)         1,069         (5,203)
                                                     --------       --------       --------       --------
     Operating expenses:
          Selling, general & administrative             1,419            843          5,156          2,917
          Research & development                          368            181            914            528
          Provision for impairment of assets            1,389           --            1,389           --
                                                     --------       --------       --------       --------
             Total operating expenses                   3,176          1,024          7,459          3,445
                                                     --------       --------       --------       --------
     Operating loss                                    (3,396)        (2,617)        (6,390)        (8,648)
     Interest & other income                               46             32            106             59
     Interest & other expense                            (471)          (276)        (1,353)        (1,207)
                                                     --------       --------       --------       --------
     Loss before extraordinary gain
       and preferred stock dividends                   (3,821)        (2,861)        (7,637)        (9,796)
     Extraordinary gain                                  --              560           --            2,047
                                                     --------       --------       --------       --------
     Net loss                                          (3,821)        (2,301)        (7,637)        (7,749)
     Preferred stock dividend                             102            136            306            227
     Deemed dividends on preferred stock                 --             --             --            6,800
                                                     --------       --------       --------       --------
     Net loss applicable to common
          stockholders                               ($ 3,923)      ($ 2,437)      ($ 7,943)      ($14,776)
                                                     ========       ========       ========       ========

     Per share data:
          Net loss per share
             Basic and diluted                       ($  0.07)      ($  0.10)      ($  0.14)      ($  0.84)
                                                     ========       ========       ========       ========
          Number of shares used to
             compute per share data
             Basic and diluted                         56,204         23,934         55,589         17,511
                                                     ========       ========       ========       ========


The accompanying notes are an integral part of these financial statements.

                    Integrated Packaging Assembly Corporation
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                      For Nine Months Ended
                                                                  -----------------------------
                                                                     October 1,     October 3,
                                                                        2000          1999
                                                                  -------------- --------------
     Cash flows used by operating activities
         Net loss                                                   ($ 7,637)      ($ 7,749)
       Adjustments:
         Depreciation and amortization                                 3,408          3,266
         Provision for excess and obsolete inventory                     367           --
         Provision for impairment of assets                            1,389           --
         Gain on sale of facilities, net                                (103)          (104)
         Extraordinary gain on debt restructure                         --           (2,047)
         Changes in assets and liabilities
           Accounts receivable                                        (2,568)          (611)
           Inventories                                                  (207)           689
           Other assets                                                    9            (34)
           Accounts payable and accounts
             payable related party                                     3,632            203
           Accrued liabilities                                          (440)          (455)
                                                                     -------       --------
             Net cash used in operating activities                    (2,150)        (6,842)
                                                                     -------       --------

     Cash flows used in investing activities
       Capital expenditures                                           (2,348)           (79)
                                                                     -------       --------
         Net cash used in investing activities                        (2,348)           (79)
                                                                     -------       --------

     Cash flows from financing activities
       Proceeds from revolving bank line                                --           25,817
       Payments on revolving bank line                                  --          (18,328)
       Payments under capital lease obligations                         --             (694)
       Payments on note payable                                         --           (9,629)
       Proceeds from note payable and other                            1,000          4,890
       Proceeds from issuance of common stock, net                       124             19
       Proceeds from issuance of preferred stock, net                   --            6,498
                                                                     -------       --------
         Net cash provided by financing activities                     1,124          8,573
                                                                     -------       --------

     Net increase (decrease) in cash                                  (3,374)         1,652
     Cash and cash equivalents at beginning of period                  5,371           --
                                                                     -------       --------
     Cash and cash equivalents at end of period                      $ 1,997        $ 1,652
                                                                     =======       ========

     Supplemental disclosure of cash flow information
       Cash paid for interest                                        $ 1,353       $  1,207
       Common stock issued for preferred stock dividend                  408             91
       Deemed dividends on preferred stock                              --            6,800
       Issuance and repricing of warrants in conjunction with debt
       forgiveness                                                   $  --         $    790

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

     The results of operations for the nine month period ended October 1, 2000 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 2000.

     The Company has experienced fluctuating levels of demand, reduced average selling prices, ongoing net losses, and negative cash flows from operating activities. The Company has $18 million owing on lines of credit that have matured but have been extended while refinancing negotiations take place. The lines of credit are currently guaranteed by OSE and any refinancing would be subject to ongoing support from OSE. Management believes it may require additional cash form private placements or other sources of liquidity to meet the Company's projected working capital and other cash requirements. As a result of these circumstances, the Company's independent accountants opinion on the Company's December 31, 1999 consolidated financial statements includes an explanatory paragraph to indicate that these matters raise substantial doubt about this Company's ability to continue as a going concern.

NOTE 2.   BALANCE SHEET COMPONENTS:
          (In thousands)

                                   October 1,   December 31,
                                      2000         1999
                                 ------------- -------------
          Inventory

               Raw materials       $  953         $1,072
               Work in process         91            132
                                   ------         ------

                                   $1,044         $1,204
                                   ======         ======


NOTE 3.   PROVISION FOR IMPAIRMENT OF ASSETS:

     During the quarter ended October 1, 2000, the Company, in accordance with SFAS 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of", recorded a provision for impairment of its manufacturing equipment of $1,389,000. The Company reviewed the recoverability of it's manufacturing equipment based on expected future cash flows (undiscounted and before interest) from use of these assets and determined the impairment loss of the difference between the net book value of the assets and the estimated fair value of the related assets.


NOTE 4.   INCOME TAXES:

     No provision or benefit for federal income taxes was recorded for the nine month period ended October 1, 2000 as the Company operated at a loss.


NOTE 5.   NET LOSS PER SHARE:

     Net loss per basic and diluted share for the nine month periods ended October 1, 2000 and October 3, 1999 was computed using the weighted average number of common shares outstanding during the period but excluded the dilutive potential common shares from assumed conversions because of their anti-dilutive effect. Dilutive potential common shares include outstanding stock options, warrants and convertible preferred stock. At October 1, 2000, there were options and warrants outstanding to purchase an aggregate of 12,836,253 shares of Common Stock. At October 3, 1999 there were options and warrants outstanding to purchase an aggregate of 8,064,000 shares of Common Stock. At October 1, 2000 and October 3, 1999 there were 3,000,000 shares of convertible preferred stock outstanding which are convertible into 41,246,312 shares of Common Stock.


NOTE 6.   SERIES A MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

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


NOTE 7.   RECENTLY ISSUED ACCOUNTING STANDARDS:

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

NOTE 8.   SEGMENTS

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

(In thousands)                          Manufacturing      Distribution      Eliminations       Total
                                      ------------------ ----------------- --------------- ---------------
Three months ending October 1, 2000:

Revenues                                     $ 3,719           $ 2,075       $      -          $ 5,794

Interest & other income                            3               195           (152)              46
Interest & other expense                        (623)                -            152             (471)
Depreciation and amortization                    972               188              -            1,160
Net income (loss)                             (5,513)            1,692              -           (3,821)

Total assets                                  16,721            43,327        (11,826)          48,222
Expenditures for additions to
  long-lived assets                             $490               $10       $      -          $   500


(In thousands)                          Manufacturing      Distribution      Eliminations       Total
                                      ------------------ ----------------- --------------- ---------------
Nine months ending October 1, 2000:

Revenues                                     $13,987           $ 5,885       $      -          $19,872

Interest & other income                           13               336           (243)             106
Interest & other expense                      (1,596)                -            243           (1,353)
Depreciation and amortization                  2,845               563              -            3,408
Net income (loss)                            (10,912)            3,275              -           (7,637)

Total assets                                  16,721            43,327        (11,826)          48,222
Expenditures for additions to
  long-lived assets                          $ 2,323           $    25       $      -          $ 2,348

Prior to the fourth quarter of 1999, the Company's only operations consisted of the manufacturing segment.

NOTE 9.   SUBSEQUENT EVENTS:

          EXTENSION OF BANK DEBT

     On October 29, 2000 the bank extended the maturity of the Company's $7 million promissory note on similar terms and conditions through November 29, 2000. On October 31, 2000 the banks extended the maturity of the Company's $11 million promissory note on similar terms and conditions through November 30, 2000.


          RESTRUCTURING

     In October 2000, the Company implemented a reduction in workforce of 86 employees as part of a restructuring of its manufacturing operations to levels more suitable for expected market conditions. The Company plans to record a restructuring charge related to this reorganization in the fourth quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are subject to certain factors that could cause actual results to differ materially from those reflected in the forward-looking statements. Such factors include, but are not limited to, those discussed below in "Certain Factors Affecting Operating Results" and elsewhere in this Report on Form 10-Q.

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

     In April 1999, OSE purchased 4,000,000 shares of the Company's Series A Preferred Stock, convertible into 75% (approximately 55,000,000 shares) of the Company's outstanding Common Stock on a fully diluted basis, for $6.8 million. On July 23, 1999, the Company entered into a $7 million bank line of credit. This line is guaranteed by OSE and was available to finance operations and working capital needs.

     On September 29, 1999, the Company entered into an $11 million bank line of credit. This line is guaranteed by OSE and is available to finance operations and working capital needs through October 31, 2000. On October 29 and October 31, 2000, the banks extended the $7 million and $11 million lines of credit respectively on similar terms and conditions through November 29 and November 30, 2000, respectively. It is the Company's intent, in discussions with the Bank, to consolidate the $7 million and $11 million lines of credit into a single credit line that would be payable on November 30, 2001.

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

     In recent years, the Company has experienced a decline in the average selling prices for its services and expects that average selling prices for its services will decline in the future, principally due to intense competitive conditions. A decline in average selling prices of the Company's services, if not offset by reductions in the cost of performing those services, would decrease the Company's gross margins and materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to reduce its cost per unit. In October, 2000 the Company implemented a company wide reorganization resulting in a reduction in workforce of 86 employees which represented approximately 30% of the total workforce.

     During the quarter ended October 1, 2000, the Company, in accordance with SFAS 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of", recorded a provision for impairment of its manufacturing equipment of $1,389,000. The Company reviewed the recoverability of its manufacturing equipment based on expected future cash flows (undiscounted and before interest) from use of these assets and determined the impairment loss of the difference between the net book value of the assets and the estimated fair value of the related assets.

REVENUES

     The Company recognizes revenues upon shipment of products to its customers for the manufacturing segment. For the distribution segment, revenues are derived from fees received on the sales of OSE's semiconductor assembly and test services to customers headquartered in North America and revenues are recognized on a net basis upon shipment by OSE.

     Revenues for the three and nine month periods ended October 1, 2000 for the manufacturing segment were $3.7 million and $14.0 million compared with $4.4 million and $11.8 million for the comparable periods in the prior fiscal year. The decrease in revenues for the three month period is primarily due to decreased customer orders and a reduction in average selling prices due to changes in product mix and a decline in unit selling prices. The increase in revenues for the nine month period is primarily due to increased customer orders, partially offset by a reduction in average selling prices due to changes in product mix and a decline in unit selling prices.

     Revenues for the three and nine month periods ended October 1, 2000 for the distribution segment were $2.1 million and $5.9 million, respectively. There were no revenues for the distribution segment in the prior year since OSEI was not consolidated with the Company until October 29, 1999.

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

GROSS PROFIT

     Cost of revenues includes materials, labor, depreciation and overhead costs. Gross loss for the three and gross profit for the nine month periods ended October 1, 2000 was $0.2 million and $1.1 million respectively compared with gross losses of $1.6 million and $5.2 million for the comparable periods in the prior fiscal year. Gross loss as a percentage of revenues was 3.8% for the three month period ended October 1, 2000 compared to a gross loss of 36.1% for the same period of 1999. Gross profit as a percentage of revenues was 5.4% for the nine month period ended October 1, 2000 compared to a gross loss that was 44.0% of revenues for the same period of 1999. The increase in gross profit for the three month period was primarily the result of profit contribution by the Company's distribution segment of $2.1 million, partially offset by decreased revenue for the Company's manufacturing segment and by lower average selling prices, caused by changes in package mix and industry competition. The increase in gross profit for the nine month period was primarily the result of profit contribution of $5.9 million by the Company's distribution segment and increased revenue for the Company's manufacturing segment, partially offset by lowered average selling prices. Low capacity utilization was partially offset by lower labor and manufacturing overhead costs.

     Depreciation for certain of the Company's machinery and equipment acquired prior to 1997 is calculated using the units of production method, in which depreciation is calculated based upon the units produced in a given period divided by the estimate of total units to be produced over its life following commencement of use. Such estimates are reassessed periodically when facts and circumstances suggest a revision may be necessary. In all cases, the asset will be depreciated by the end of its estimated five or six year life, so that each quarter the equipment is subject to certain minimum levels of depreciation. Assets acquired beginning in 1997 are depreciated using the straight-line method. Depreciation and amortization was $1.2 million and $3.4 million for the three and nine month periods ended October 1, 2000 compared to $1.1 million and $3.3 million for the same periods in 1999. Included in these amounts for the current year is $0.2 million and $0.5 million respectively for the three and nine month periods, relating to amortization of intangible assets arising from the purchase of OSEI in 1999.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal, and accounting costs. Selling, general and administrative expenses increased 68.3% to $1.4 million and 76.8% to $5.2 million for the three and nine month periods ended October 1, 2000, respectively, from $0.8 million and $2.9 million for the comparable periods of 1999. The selling, general and administrative expenses for the three and nine month periods ended October 1, 2000 includes $0.6 million and $2.9 million, respectively, attributable to the Company's distribution segment. During the three months ended October 1, 2000, expenditures for selling, general and administrative expenses were offset by reversal of $0.4 million of the allowance for doubtful accounts due to the collection of overdue accounts receivable. The $0.6 million decrease, excluding the distribution segment, for the nine month period was due primarily to decreased spending in the sales function and administration activities.

     As a percentage of revenues, selling, general and administrative expenses increased to 24.5% in the third quarter of 2000 from 19.1% for the third quarter of 1999 and increased to 25.9% for the first nine months of 2000 from 24.6% for the comparable period in 1999. This increase was primarily due to the distribution segment. Excluding the distribution segment, selling general and administrative expenses as a percentage of revenue for the nine month period ended October 1, 2000 decreased to 15.8% from 24.6% for the comparable period in 1999.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses increased 103.3% to $0.4 million and 73.1% to $0.9 million for the three and nine month periods ended October 1, 2000, respectively, over the comparable periods in 1999. This increase is primarily due to increased spending for new product development.

     As a percentage of revenues, research and development expenses increased to 6.3% in the third quarter of 2000 from 4.1% in the third quarter of 1999 and increased to 4.6% for the first nine months of 2000 from 4.5% for the comparable period in 1999. The increase was primarily due to higher spending for new product development.

INTEREST AND OTHER INCOME

     Interest and other income is primarily comprised of interest earnings from investments in cash equivalents. Interest and other income was $46,000 and $106,000 for the three and nine month periods ended October 1, 2000, respectively, compared to $32,000 and $59,000 for the three and nine month periods ended October 3, 1999. Interest income in 2000 includes $93,000 attributable to the distribution segment.

INTEREST EXPENSE

    Interest expense consists primarily of interest payable on bank debt. Interest expense was $0.5 million and $1.4 million for the three and nine month periods ended October 1, 2000, respectively, compared to $0.3 million and $1.2 million for the three and nine month periods ended October 3, 1999. Interest expense increased from 1999 due to the replacement in 1999 of certain secured debt with increased lines of credit guaranteed by OSE.

PROVISION FOR INCOME TAXES

     The Company did not record a provision for federal income tax for the nine month period ended October 1, 2000 as the Company operated at a loss.

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

SEGMENT REPORTING

     The Company has two segments, manufacturing and distribution. Manufacturing comprises the semiconductor packaging services of packages designed for assembly using Surface Mount Technology ("SMT") in which leads on integrated circuits are soldered to the surface of the printed circuit board. Within the SMT market, the Company focuses on high pin-count packages, such as Quad Flat packages ("QFP") and thin Quad Flat packages ("TQFP") "), ball grid array packages ("BGAs") and Chip Scale packaging ("CSPs"). Distribution comprises the North American sales, marketing and technical support organization for OSE. Fees are earned from the sales of the semiconductor assembly and test service of OSE to customers headquartered in North America.

(In thousands)                          Manufacturing      Distribution      Eliminations       Total
                                      ------------------ ----------------- -------------- ----------------
Three months ending October 1, 2000:
Revenues                                   $ 3,719           $ 2,075           $      -        $ 5,794
   Interest & other income                       3               195               (152)            46
   Interest & other expense                   (623)                -                152           (471)
   Depreciation and amortization               972               188                  -          1,160
   Net income (loss)                        (5,513)            1,692                  -         (3,821)

Total assets                                16,721            43,327            (11,826)        48,222
   Expenditures for additions to
   long-lived assets                       $   490           $   $10           $      -        $   500


(In thousands)                          Manufacturing      Distribution      Eliminations       Total
                                      ------------------ ----------------- -------------- ---------------
Nine months ending October 1, 2000:
Revenues                                   $13,987           $ 5,885           $      -        $19,957
   Interest & other income                      13               336               (243)           106
   Interest & other expense                 (1,596)                -                243         (1,353)
   Depreciation and amortization             2,845               563                  -          3,408
   Net income (loss)                       (10,912)            3,275                  -         (7,637)

Total assets                                16,721            43,327            (11,826)        48,222
   Expenditures for additions to
   long-lived assets                       $ 2,323           $    25           $      -        $ 2,348


Prior to the fourth quarter of 1999, the Company's only operations consisted of the manufacturing segment.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine month period ended October 1, 2000, the Company's net cash used in operations was $2.2 million. Net cash used in operations was comprised primarily of a net loss of $7.6 million, partially offset by $3.4 million of non-cash charges for depreciation and amortization, provision for impairment of assets of $1.4 million and a provision of excess and obsolete inventory of $0.3 million and a net decrease in working capital items of $0.3 million. The net decrease in working capital items primarily reflected a $3.6 million increase in accounts payable and accounts payable related party, which was partially offset, by a $2.6 million increase in accounts receivable and a $0.5 million increase in accrued liabilities. As of October 1, 2000, the Company had cash and cash equivalents of $1.9 million and is operating under bank lines that mature on November 29, 2000 and November 30, 2000.

     In the nine month period ended October 1, 2000, investing activities used $2.3 million for capital expenditures. The Company expects to spend and has commitments outstanding for approximately $0.3 million for capital expenditures during the remainder of 2000 for the acquisition of equipment. The Company's future expenditures are expected to be funded out of internal cash flow.

     During the nine months ended October 1, 2000, $1.1 million was provided in financing activities. This resulted primarily from proceeds from borrowings of $1.0 million and $0.1 million from proceeds of issuance of common stock.

     The Company has experienced fluctuating levels of demand, reduced average selling prices, ongoing net losses, and negative cash flows from operating activities. The Company has $18 million owing on lines of credit that have matured but have been extended while refinancing negotiations take place. The lines of credit are currently guaranteed by OSE and any refinancing would be subject to ongoing support from OSE. Management believes it may require additional cash from private placements or other sources of liquidity to meet the Company's projected working capital and other cash requirements. There can be no assurance that such additional financing will be available when needed or, if available, will be available on satisfactory terms.

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

CUSTOMER CONCENTRATION

     The Company has been substantially dependent on a relatively small number of customers within the semiconductor industry. During the third quarter of 2000, Atmel Semiconductor accounted for approximately 30% of the Company's revenues. During the first nine months of 2000, Atmel Semiconductor accounted for approximately 36% of the Company's revenues. There can be no assurance that such customer or any other customers will continue to place orders with the Company in the future at the same levels as in prior periods. The loss of one or more of the Company's customers, or reduced orders by any of its key customers, would likely adversely affect the Company's business, financial condition and results of operations.


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

RELIANCE ON RENEWAL OF CREDIT FACILITY

     The Company is in discussions with its bank to consolidate its $7 million and $11 million lines of credit into a single credit line that would be payable on November 30, 2001. Prior to such discussions, the credit lines are available to finance operations and working capital needs through November 29 and 30, 2000, respectively. Should the Company's lending institution prove unwilling to consolidate or extend the existing credit lines, or if such efforts are subject to prolonged delay, such event would have a material adverse effect on the Company's business, financial condition, operating results and liquidity.

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



                                    INTEGRATED PACKAGING ASSEMBLY CORPORATION



Date:    November 20, 2000              /s/   EDMOND TSENG
                                        ----------------------------------------
                                        Edmond Tseng
                                        President and Chief Executive Officer,




                                        /s/  VINCENT R. LEPORE
                                        ----------------------------------------
                                        Vincent R. Lepore
                                        Acting Chief Financial Officer,
                                        Controller, and Chief Accounting Officer