Form 10-K
period 2000-12-31
INTEGRATED PACKAGING ASSEMBLY CORP
filed 2001-03-30
CIK 924101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K
(Mark One)
[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE  SECURITIES EXCHANGE ACT OF 1934.

                   For the transition period from __________to
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company as of March 21, 2001, was approximately $1,455,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock outstanding as of March 21, 2001 was 59,093,299. The Registrant also had 3,000,000 shares and 3,023,225 shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively, outstanding on such date which is convertible at any time by the holder into 41,246,312 shares and 41,565,626 shares, respectively, of Common Stock.

                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS


                                                                                                Page
                                                                                                ----

Part I

              Item 1    Business ...........................................................     3
              Item 2    Properties .........................................................    10
              Item 3    Legal Proceedings ..................................................    11
              Item 4    Submission of Matters to a Vote of Security Holders ................    11

Part II

              Item 5    Market for Registrant's Common Equity and Related Stockholder
                          Matters ..........................................................    12
              Item 6    Selected Financial Data ............................................    13
              Item 7    Management's Discussion and Analysis of Financial Condition and
                          Results of Operations ............................................    14
              Item 7a   Quantitative and Qualitative Disclosures About Market Data .........    21
              Item 8    Financial Statements and Supplemental Data .........................    22
              Item 9    Changes in and Disagreements with Accountants on Accounting and
                          Financial Disclosure .............................................    45

Part III

              Item 10   Directors and Executive Officers of the Registrant .................    46
              Item 11   Executive Compensation .............................................    46
              Item 12   Security Ownership of Certain Beneficial Owners and Management .....    46
              Item 13   Certain Relationships and Related Transactions .....................    46

Part IV

              Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K ....    46

SIGNATURES .................................................................................    50

                                     PART I

     This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors set forth herein.

Item 1. Business

     Integrated Packaging Assembly Corporation ("IPAC") is an independent North American semiconductor packaging foundry. The Company receives wafers from its customers and assembles each integrated circuit in a protective plastic package. The Company's packaging facilities are located in San Jose, California in close proximity to its customers and the end-users of its customers' products. Due to intense competitive pressures in the electronics industry, semiconductor companies are faced with increasingly shorter product life cycles and therefore have a need to reduce the time it takes to bring a product to market. The Company believes that its close proximity to its customers promotes quicker turnaround design, prototype production and final product delivery to its North American customers, compared to its principal competitors which are primarily located in Asia. The Company is also the exclusive North American sales and marketing organization for Orient Semiconductor Electronics, Ltd. ("OSE") of Taiwan, a public Taiwanese company and the Company's principal stockholder. Revenues are derived from fees received on the sales of OSE's semiconductor assembly and test services to customers headquartered in North America. The Company entered this market in October 1999 with the acquisition of OSE, Inc. ("OSEI").

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

     The  Company   shipped   approximately   19.8  million   devices  in  1998,
approximately 15.8 million devices in 1999 and approximately 19.5 million devices in 2000. Since the fourth quarter of 1996, the Company has had available manufacturing capacity. The Company's manufacturing capacity utilization is a function of the mix of different package types produced by the Company at any one time and the proportion of standard production runs compared to expedited production runs. Thus, as the Company shifts its production among different package types or allocates a different amount of available capacity to standard production runs, the rate of the Company's capacity utilization changes, at times significantly.

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

      The semiconductor packaging business is capital intensive and requires a substantial amount of highly automated, expensive capital equipment which is manufactured by a limited number of suppliers, many of which are located in Asia or Europe. The Company's operations are significantly dependent upon the Company's ability to obtain capital equipment for its manufacturing operations in a timely manner. In this regard, the Company spent approximately $2.6 million in 2000 and expects to continue spending to purchase capital equipment in 2001. The Company currently purchases capital equipment from a limited group of suppliers including Dai-Ichi Seiko Co., Ltd., ESEC SA and Kaijo Corporation. The Company has no long term agreement with any such supplier and acquires such equipment on a purchase order basis. The market for capital equipment used in semiconductor packaging has at times been characterized by intense demand, limited supply and long delivery cycles. The Company's dependence on such equipment suppliers poses substantial risks. Should any of the Company's major suppliers be unable or unwilling to provide the Company with high quality capital equipment in amounts necessary to meet the Company's requirements, the Company would experience severe difficulty locating alternative suppliers in a timely fashion and its operations could be materially adversely affected. Any problems with such capital equipment or any prolonged delay in equipment shipments by key suppliers or an inability to locate alternative equipment suppliers could have a material adverse effect on the Company's business, financial condition and results of operations and could result in damage to customer relationships. Moreover, increased levels of demand in the capital equipment market may cause an increase in the price of equipment, further lengthen delivery cycles and limit the ability of suppliers to adequately service equipment following delivery, any of which could have an adverse effect on the Company's business, financial condition or results of operations. In addition, adverse fluctuations in foreign currency exchange rates, particularly the Japanese yen, could result in increased prices for capital equipment purchased by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     As of December 31, 2000, the Company's quality control staff consisted of 6 engineers, technicians and other employees who monitor the Company's design and production processes in order to ensure high quality. These employees include line inspectors who work with members of the production staff to conduct examination, testing and fine-tuning of products during the production process. Quality control personnel are involved from initial design to production. The quality control staff also collects and analyzes data from various stages of the production process which is used by the Company for statistical process control.

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

Marketing and Sales

     The Company's business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and, at various times (including current times), has been subject to significant economic downturns and characterized by reduced product demand, rapid erosion of average selling prices and production over capacity. In addition, rapid technological change, evolving industry standards, intense competition and fluctuations in end user demand characterize the markets for integrated circuits. Because the Company's business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any downturn in the semiconductor industry is expected to have an adverse effect on the Company's business, financial condition and results of operations. For example, delays or rescheduling of orders due to a downturn or anticipated downturn in the semiconductor industry have in the past and could in the future have a material adverse effect on the Company's business, operating results and financial condition.

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

     To date, the Company has been substantially dependent on a relatively small number of customers. Specifically, Atmel Semiconductor and Orbit Semiconductor accounted for 32%, and 5%, respectively, of the Company's revenues in 2000. Atmel and Orbit accounted for 30% and 15%, respectively, of the Company's revenues in 1999. Atmel, Cirrus Logic and Ford accounted for 39%, 9% and 11%, respectively, of the Company's revenues in 1998. The Company anticipates that significant customer concentration will continue, although the companies which constitute the Company's largest customers may change from period to period. In this regard, Ford Microelectronics stopped manufacturing the automotive components that the Company packaged in 1999 and Atmel Semiconductor has significantly reduced their requirements during the second half of 2000.

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

Research and Development

     The Company's research and development efforts are focused on improving the efficiency and capabilities of its production processes, and on developing new packages by making improvements upon commercially available materials and technology. The Company's research and development efforts are focused on improving existing technology, such as developing thermally enhanced QFPs that result in better heat dissipation, and emerging packaging technologies, such as BGA packages that provide for an increased number of leads per device without increasing the size of the functional integrated circuit and Chip Scale Packaging ("CSP"). Although the Company did not ship significant quantities of BGA devices in 2000, it believes that the increased pin count made available by BGA technology is an important technology that will enable the Company to provide new packaging services to its customers. The Company also works closely with the manufacturers of its packaging equipment in designing and modifying the equipment used in the Company's production process.

     As of December 31, 2000, the Company employed 7 persons in research and development activities. In addition, other management and operational personnel are involved in research and development activities. The Company supplements its research and development efforts with alliances and technology licensing agreements. For example, the Company is a member of an ARPA-TRP consortium working to enhance cooperation and participation by United States companies in assembly and packaging technology. In 2000, 1999 and 1998, the Company's research and development expenses were approximately $1,308,000, $727,000, and $1,101,000, respectively. The Company expects to continue to invest significant resources in research and development.

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

Intellectual Property

     The Company's success depends in part on its ability to obtain patents and licenses and to preserve other intellectual property rights relating to its manufacturing processes. As of December 31, 2000, the Company held twelve U.S. patents, which expire, between 2012 and 2016, and three additional patent applications have been filed and are pending. The Company expects to continue to file patent applications when appropriate to protect its proprietary technologies; however, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than on its patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to the Company. Moreover, there can be no assurance that any patent rights will be upheld in the future or that the Company will be able to preserve any of its other intellectual property rights.

     As is typical in the semiconductor industry, the Company may receive communications from third parties asserting patents on certain of the Company's technologies. In the event any third party were to make a valid claim and a license were not available on commercially reasonable terms, the Company's business, financial condition and results of operations could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on the Company's business, financial condition and results of operations. At December 31, 2000 there was no litigation relating to patent or other intellectual property matters.

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

Employees

     As of December 31, 2000, the Company had 171 full time employees, 131 of whom were engaged in manufacturing, 7 in research and development, 15 in sales and customer service, and 18 in finance and administration. The Company's employees are not represented by any collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good. The success of the Company's future operations depends in large part on the Company's ability to attract and retain highly skilled technical, manufacturing and management personnel. There can be no assurance that the Company will be successful in attracting and retaining key personnel.

Executive Officers

     The executive officers of the Company are as follows:

     Name                Age                    Position(s)
-------------------   ---------   --------------------------------------------
Edmond Tseng             54       Chairman of the Board of Directors, President,
                                  Chief Executive Officer and Director
Gerald K. Fehr           63       Executive Vice President, Chief Technology
                                  Officer
Vincent R. Lepore        61       Corporate Controller, and Chief Accounting
                                  Officer
Chris BK Ooi             46       Vice President, Operations


     Edmond Tseng has been President and Chief Executive Officer of IPAC since November 2000 and President and Chief Executive Officer of OSE, Inc since 1990. Mr. Tseng has been a Director and Chairman of the Board of Directors since April 1999. From June 1985 to December 1989, Mr. Tseng served as Director of Packaging Technology at Condata, Incorporated.

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

     Vincent R. Lepore joined the Company in July 2000 as Corporate Controller, and Chief Accounting Officer. From January 1994 to July 2000, Mr. Lepore served as Controller of Center for Systems Management, Inc., a project management company. From October 1988 to January 1994, Mr. Lepore was Vice President, Finance and Chief Financial Officer of Dale Seymour Publications, Inc., an educational publisher.

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

Item 2. Properties

     The Company's principal operations are located in an approximately 82,000 square foot building which it occupies under a ten year lease. The Company leases a separate 2,500 square foot building, with an initial term of five years, approximately 2 miles from the Company's principal facility, for its advanced electroplating system. The Company also leases space for the sales offices of OSEI located in Boston, Massachusetts and

Phoenix, Arizona. The Company believes its existing facilities are adequate to meet its needs for the foreseeable future. Since the Company does not currently operate multiple facilities in different geographic areas, a disruption of the Company's manufacturing operations resulting from various factors, including sustained process abnormalities, human error, government intervention or a natural disaster such as fire, earthquake or flood, could cause the Company to cease or limit its manufacturing operations and consequently would have a material adverse effect on the Company's business, financial condition and results of operations.

Item 3. Legal Proceedings

     None

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter to a vote of security holders.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     As of March 21, 2001, there were approximately 374 beneficial owners of the Company's Common Stock. The Company's Common Stock is listed for quotation on the OTC Bulletin Board under the Symbol "IPAC." The following table sets forth for the periods indicated, the high and low prices of the Company's Common Stock.

Fiscal Year Ended December 31, 1999                               High      Low
------------------------------------------------------------     -----     -----
  First Quarter                                                  $0.52     $0.08
  Second Quarter                                                  0.59      0.23
  Third Quarter                                                   0.34      0.17
  Fourth Quarter                                                 $0.63     $0.13

Fiscal Year Ended December 31, 2000                               High      Low
------------------------------------------------------------     -----     -----
  First Quarter                                                  $0.66     $0.37
  Second Quarter                                                  0.58      0.21
  Third Quarter                                                   0.47      0.16
  Fourth Quarter                                                 $0.37     $0.06

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

     The Company has not paid any cash dividends on its Common Stock and currently intends to retain any future earnings for use in its business. Accordingly, the Company does not anticipate that any cash dividends will be declared or paid on the Common Stock in the foreseeable future. In addition, the Company's bank line of credit does not permit the payment of dividends, except for certain dividends on the Company's A and B Series convertible preferred stocks. In 2000, the Company paid dividends of $419,000 on the series A convertible preferred stock by issuing 1,251,063 shares of Common Stock. In 1999, the Company paid dividends of $90,700 on the Series A convertible preferred stock by issuing 326,022 shares of Common Stock.

     The Company has Loan Agreements ("the Agreements") with banks that require the Company to meet certain covenants including restrictions on payment of dividends. The Company cannot pay any dividends on the Company's stock other than dividends payable in the Company's stock and other than dividends payable on the Company's series A and B convertible preferred stock purchased by OSE.

Item 6. Selected Financial Data


                                                                                           Year Ended December 31, (1)
                                                                             1996        1997        1998        1999        2000
                                                                           --------    --------    --------    --------    --------
(In thousands, except per share data)

  Statement of Operations Data:
   Revenues                                                                $ 36,402    $ 19,744    $ 23,281    $ 17,441    $ 24,167
   Cost of revenue                                                           28,840      24,089      29,114      23,500      23,117
                                                                           --------    --------    --------    --------    --------
  Gross profit (loss)                                                         7,562      (4,345)     (5,833)     (6,059)      1,050
                                                                           --------    --------    --------    --------    --------
  Operating expenses:
    Selling, general and administrative                                       3,488       5,167       4,068       3,651       7,215
    Research and development                                                  1,053       1,276       1,101         727       1,308
    Provision for impairment of assets                                         --         3,000      18,200        --         1,389
                                                                           --------    --------    --------    --------    --------
      Total operating expenses                                                4,541       9,443      23,369       4,378       9,912
                                                                           --------    --------    --------    --------    --------
  Operating income (loss)                                                     3,021     (13,788)    (29,202)    (10,437)     (8,862)
  Interest and other income                                                   1,210         971       1,209          72         159
  Interest expense                                                           (1,384)     (2,185)     (1,783)     (1,555)     (1,836)
                                                                           --------    --------    --------    --------    --------
  Income (loss) before income taxes and
    extraordinary gains                                                       2,847     (15,002)    (29,776)    (11,920)    (10,539)

  Provision for income taxes                                                   (530)       --          --          --          --
                                                                           --------    --------    --------    --------    --------
  Income (loss) before extraordinary gains                                    2,317     (15,002)    (29,776)    (11,920)    (10,539)
  Extraordinary gains                                                          --          --          --         2,047        --
                                                                           --------    --------    --------    --------    --------
  Net income (loss)                                                           2,317     (15,002)    (29,776)     (9,873)    (10,539)
  Preferred stock dividend                                                     --          --          --          (308)       (413)
  Deemed dividends on preferred stock                                          --          --          --        (6,800)       --
                                                                           --------    --------    --------    --------    --------
  Net income (loss) applicable to common
    stockholders                                                           $  2,317    ($15,002)   ($29,776)   ($16,981)   ($10,952)
                                                                           ========    ========    ========    ========    ========
  Net income (loss) per share (1):
    Basic                                                                  $   0.20    ($  1.08)   ($  2.12)   ($  0.68)   ($  0.20)
    Diluted                                                                $   0.16    ($  1.08)   ($  2.12)   ($  0.68)   ($  0.20)
  Number of shares used to compute per share data (1):
    Basic                                                                    11,730      13,898      14,046      24,957      55,676
    Diluted                                                                  14,157      13,898      14,046      24,957      55,676

                                                                             1996        1997        1998        1999        2000
                                                                           --------    --------    --------    --------    --------
  Balance Sheet Data:
    Working capital                                                        $ 15,614    ($ 5,877)   ($16,085)   ($16,687)   ($17,959)
    Total assets                                                             69,639      55,482      18,728      51,648      40,677
    Long-term obligations / deferred
      gains                                                                  16,926      14,249       1,249       1,111         973
    Mandatorily redeemable convertible
      preferred stock                                                          --          --          --         5,100      11,100
    Total stockholders' deficit                                            $ 40,761    $ 26,238    ($ 3,207)   ($ 6,723)   ($17,124)

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

Overview

     As a result of a reduction in orders from the Company's customers, the Company has had significant excess production capacity since the first quarter of 1997. The reduction in revenues and underutilization of capacity and resultant underabsorption of fixed costs resulted in operating losses that have continued into 2000. As a result of these circumstances, the Company's independent accountants' opinion on the Company's December 31, 2000 financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

     In April 1999, Orient Semiconductor Electronics, Limited ("OSE") purchased 4,000,000 shares of the Company's Series A Convertible Preferred Stock, convertible into approximately 55,000,000 shares of the Company's Common Stock for $6.8 million. As part of this transaction, the Company's secured creditors agreed to terminate their legal actions and restructured the Company's secured debt.

     OSEI was a privately held corporation that serves as the exclusive North American distributor of OSE, a public Taiwanese company and the Company's principal stockholder. OSEI derives its revenues exclusively from fees received on the sales of OSE's semiconductor assembly and test services to customers headquartered in North America. On October 29, 1999, the Company acquired OSEI in a stock for stock exchange valued at approximately $4.7 million. In connection with the acquisition, the Company issued 25,910,090 shares of Common Stock to the OSEI shareholders. As a result of the transaction, the distributor, OSEI, is being operated as a wholly owned subsidiary of the Company. The Company reported consolidated results with OSEI since the acquisition date.

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

Results of Operations For The Years Ended December 31, 1998, 1999 and 2000

     The following table sets forth, for the periods indicated, certain items in the Company's statement of operations as a percentage of revenues:

                                         1998       1999       2000
                                        ------     ------     ------
Revenues                                 100.0%     100.0%     100.0%
Cost of revenues                         125.0      134.7       95.7
                                        ------     ------     ------
Gross profit (loss)                      (25.0)     (34.7)       4.3
                                        ------     ------     ------
Operating expenses:
  Selling, general and administrative     17.5       20.9       29.9
  Research and development                 4.7        4.2        5.4
  Provision for impairment of assets      78.2       --          5.7
                                        ------     ------     ------
    Total operating expenses             100.4       25.1       41.0
                                        ------     ------     ------
Operating loss                          (125.4)     (59.8)     (36.7)
Interest and other income                  5.2        0.4        0.7
Interest expense                          (7.7)      (8.9)      (7.6)
                                        ------     ------     ------
Loss before extraordinary
  gain and preferred stock dividends    (127.9)     (68.3)     (43.6)
Extraordinary gain                        --         11.7       --
                                        ------     ------     ------
Net loss before preferred stock
  dividends                             (127.9)%    (56.6)%    (43.6)%
                                        ======     ======     ======

Revenues

     The Company recognizes revenues upon shipment of products to its customers. Revenues increased 38.6% to $24.2 million in 2000, from $17.4 million in 1999. The revenues in 2000 include $7.6 million attributable to the new distribution segment revenues resulting from the acquisition of OSEI. Revenues decreased 25.1% to $17.4 million in 1999, from $23.3 million in 1998. The increase in revenues in 2000 was primarily due to the inclusion of the new distribution segment revenues of OSEI for the entire year. The decrease in revenues in 1999 was primarily due to decreased sales orders and a reduction in average selling prices due to changes in product mix and competitive pricing issues.

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

Gross Profit (Loss)

     Cost of revenues includes materials, labor, depreciation and overhead costs associated with semiconductor packaging. There is no cost of service related to the distribution revenue. Gross profit of $1.0 million in 2000 was a $7.1 million improvement over the ($6.1) million gross loss in 1999. Gross loss increased to $(6.1) million in 1999 from ($5.8) million in 1998. Gross profit
(loss) as a percentage of revenues was 4.3% in 2000, (34.7%) in 1999, and (25.0%) in 1998. The distribution segment recorded a gross profit of $7.6 million in 2000 and $1.2 million in 1999. Excluding the distribution segment, the gross loss of ($6.6) million in 2000 was a $0.7 million improvement over the 1999 gross loss of ($7.3) million, and 1999 was a $1.5 million increase over the 1998 gross loss. The decrease in gross loss for 2000 was due to the reduction in employee work force as a result of the October company wide reorganization. The increase in gross loss in 1999 was primarily the result of decreased sales orders and lower average selling prices, caused by changes in product mix and industry competition which offset the reduction in material, labor, and depreciation expenses.

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

Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal and facilities costs. Selling, general and administrative expenses were $7.2 million in 2000, $3.7 million in 1999 and $4.1 million in 1998. The selling, general and administrative expenses in 2000 and 1999 includes $4.1 million and $0.5 million, respectively, attributable to OSEI. Excluding OSEI, selling, general and administrative expenses decreased by $0.6 million in 2000 as compared to 1999 due to reduced spending. The decrease in 1999, compared to 1998, was due primarily to reduced spending in sales and administration.

     As a percentage of revenues, selling, general and administrative expenses increased to 29.9% in 2000 compared to 20.9% in 1999 and to 17.5% in 1998. The fluctuation in percentages reflects the changes resulting from the acquisition of OSEI.

Research and Development

     Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses were $1.3 million in 2000, $0.7 million in 1999 and $1.1 million in 1998.

     As a percentage of revenues, research and development expenses were 5.4% in 2000, 4.2% in 1999, and 4.7% in 1998. The changes in such expenses as a percentage of revenues reflected changes in absolute spending and revenue.

Impairment of Assets

     In 1998 and 2000, the Company recorded charges to operations related to the impairment of its manufacturing equipment of $18.2 million and $1.4 million, respectively. The impairment is a result of continued adverse economic conditions in the semiconductor industry, and historical as well as forecasted manufacturing equipment underutilization, resulting in the estimation that the carrying value of the manufacturing equipment will not be fully recovered.

Interest and Other Income

     Interest  income  in 2000,  1999,  and 1998,  was  $147,000,  $58,000,  and
$83,000, respectively. The increase in 2000 were due to higher investment balances as a result of the increase in the activity of the distribution segment. The reduction in 1999 as compared to 1998 was due to lower investment balances, which resulted from the losses from operations and capital expenditures. In 1998, other income included a gain of $700,000 from the sale of the land and building not occupied by the Company. In 1998, other income also included $124,000, which was earned from development work with a semiconductor industry consortium and approximately $158,000 from non-recurring engineering services.

Interest Expense

     Interest expense consists primarily of interest payable on bank debt, and capital leases and term loans secured by equipment. Interest expense for 2000, 1999, and 1998 was $1.8 million, $1.6 million, and $1.8 million, respectively.

Provision for Income Taxes

     In 2000, 1999, and 1998, the Company did not recognize any tax benefits from net operating loss carryforwards. The Company recognizes deferred tax assets if realization of such assets is more likely than not. Based upon available data, which includes the Company's historical operating performance and the reported cumulative net losses in prior years, the Company has provided a full valuation allowance against the Company's net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

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

Deemed Dividends on Preferred Stock

     In 1999, the Company recorded a deemed dividend on preferred stock of $6.8 million. The deemed dividend results from the conversion price of the convertible preferred stock issued to OSE being less than the market price of the common stock on the date of the transaction. The deemed dividend related to the transaction has been recognized as a result of the preferred stock being immediately convertible at the discretion of the holder.

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

                                    Manufacturing    Distribution        Total
                                    ------------     ------------      ---------
2000:
Revenues                               $16,521          $7,646          $24,167
Net profit (loss)                     ($14,704)         $4,165         ($10,539)

1999:
Revenues                               $16,227          $1,214          $17,441
Net profit (loss)                     ($10,627)         $  754         ($ 9,873)

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 established a new model for accounting for derivative and hedging activities. The Company has reviewed the impact of the implementation of SFAS 133 on the consolidated financial statements of the Company and determined that the impact was not material.

Liquidity and Capital Resources

     During 2000, the Company's net cash used in operations was $6.6 million. Net cash used in operations was comprised primarily of a net loss of $10.5 million and a net decrease in working capital of $1.8 million partially offset by $4.4 million and $1.4 million of non-cash charges for depreciation and amortization and writedown of impaired assets, respectively. The decrease in working capital is primarily due to the acquisition of OSEI. The net decrease in working capital items reflected a $7.2 million decrease in accounts payable, which was partially offset by a $5.4 million decrease in accounts receivable. As of December 31, 2000, the Company had a cash balance of $3.3 million and is operating under bank lines obtained in July and September 1999.

     In 2000, $2.6 million was used by investing activities for capital expenditures which were incurred primarily for the purchase of production equipment. Most of the Company's production equipment has historically been funded either through capital leases or term loans secured by production equipment and future expenditure is expected to be funded out of internal cash flow.

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

     In 2000, $7.1 million was provided in financing activities. This resulted primarily from net proceeds from issuance of preferred stock to OSE for $6.0 million, proceeds from borrowings of $1.0 million, and sale of common stock for $0.1 million to employees.

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

    In April 1999, OSE purchased 4,000,000 shares of the Company's Series A Redeemable Preferred Stock, convertible into approximately 55,000,000 shares of the Company's Common Stock for $6.8 million. As part of this transaction, the Company's secured creditors agreed to terminate their legal actions and have restructured the Company's secured debt, including debt forgiveness. On August 4, 1999, OSE converted 1,000,000 preferred shares into 13,748,771 shares of common stock. On December 26, 2000, OSE purchased 3,023,225 shares of the Company's Series B Redeemable Preferred Stock convertible into approximately 42,000,000 shares of the Company's Common Stock for $6.0 million.

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

     The Company had a $7 million bank line of credit that was guaranteed by OSE and was available to finance operations and working capital needs through February 15, 2001. Borrowings under the line of credit accrue interest at the bank's prime rate (8.50% and 9.50% at December 31, 1999 and 2000, respectively) less 0.25%. In 1999, the Company used the proceeds of this line to terminate and completely pay off an existing restructured $7 million line of credit.

     The Company also had a line of credit agreement with two banks that provides through February 15, 2001, for borrowing up to a total of $11 million. Borrowings under the line of credit accrue interest at the bank prime rate (8.50% and 9.50% at December 31, 1999 and 2000, respectively) plus 0.75% and are collateralized by the assets of the Company. This agreement requires the Company to maintain certain financial covenants and restricts the payment of cash dividends. At December 31, 2000, the Company borrowed the entire amount of the $11 million credit facility.

     On September 29, 1999, the Company paid off all the secured creditors of the debt restructured on April 29, 1999 using the aforementioned lines of credit.

    On February 15, 2001, the Company entered into an amended line of credit agreement with two banks that provides for advances up to the lesser of $18 million (committed revolving credit line) or the advance rate against qualified accounts receivable (as defined). Over advances under this agreement are immediately payable to the lender. This line of credit expires on August 15, 2001. Borrowings under this line of credit accrue interest at the banks prime rate plus 0.50% and are collateralized by the assets of the Company and are guaranteed by OSE.

     The Company believes that existing cash balances together with the renewal of existing finance facilities will be sufficient to meet its projected working capital and other cash requirements at least through the fourth quarter of 2001. The Company believes that its existing line of credit of $18.0 million which expires on August 15, 2001 will be extended because they are guaranteed by the Company's principal stockholder, OSE. There can be no assurances, however, that the bank lines will be renewed or that working capital requirements, or other events will not cause the Company to seek more capital, or capital sooner than currently expected. There can be no assurance that such continuing and or additional financing will available when needed or, if available, will be available on satisfactory terms. As a result, this could have a material adverse effect on the financial position and results of operations of the Company.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     The Company has various debt instruments outstanding that mature in August 2001. Certain of these instruments have interest rates that are based on associated rates that may fluctuate over time based on economic changes in the environment, such as the Prime Rate. The Company is subject to interest rate risk, and could be subjected to increased interest payments if market interest rates fluctuate. The Company estimates that a ten percent increase in interest rates would cause interest expense to increase by an immaterial amount.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

                                                                          Page

Report of Independent Certified Public Accountants ......................  23

Consolidated Balance Sheets as of December 31, 1999 and 2000 ............  25

Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1999 and 2000 ......................................  26

Consolidated Statements of Stockholders' Deficit for the Years Ended
  December 31, 1998, 1999 and 2000 ......................................  27

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1999 and 2000 ......................................  28

Notes to Consolidated Financial Statements ..............................  29

Financial Statement Schedules:

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of
Integrated Packaging Assembly Corporation:

     We have audited the accompanying consolidated balance sheet of Integrated Packaging Assembly Corporation (a Delaware corporation) and subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Packaging Assembly Corporation and subsidiary as of December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $10,539,000 during the year ended December 31, 2000, and, as of that date, the Company's current liabilities exceeded its current assets by $17,959,000 and its total liabilities exceeded its total assets by $6,024,000. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raised substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Grant Thornton LLP
San Jose, California
March 16, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Stockholders of
Integrated Packaging Assembly Corporation:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of Integrated Packaging Assembly Corporation and its subsidiary at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of Integrated Packaging Assembly Corporation for any period subsequent to December 31, 1999.

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

     Integrated Packaging Assembly Corporation is a member of a group of affiliated companies owned by Orient Semiconductor Electronics, Ltd of Taiwan ("OSE") and, as disclosed in Note 13 to the consolidated financial statements, OSE is guarantor of certain debts of the Company, and the Company had certain other transactions with OSE. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
March 9, 2000

                    Integrated Packaging Assembly Corporation
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                December 31,
                                                                           -----------------------
                                                                             1999           2000
                                                                           --------       --------
Assets
  Current assets:
    Cash and cash equivalents                                              $  5,371       $  3,300
    Accounts receivable, net of allowance for
      doubtful accounts of $272 and $299, respectively                       28,295         22,867
    Inventory                                                                 1,204            839
    Prepaid expenses and other current assets                                   603            763
                                                                           --------       --------
    Total current assets                                                     35,473         27,769
  Property and equipment, net                                                10,498          7,969
  Intangible assets, net of accumulated amortization of $118 and
   $849, respectively                                                         5,659          4,928
  Other assets                                                                   18             11
                                                                           --------       --------
    Total assets                                                           $ 51,648       $ 40,677
                                                                           ========       ========

Liabilities, Mandatorily Redeemable Convertible Preferred Stock
  and Stockholders' Deficit
  Current liabilities:
    Bank debt                                                              $ 17,000       $ 18,000
    Accounts payable                                                          2,290            667
    Accounts payable - related party                                         29,801         24,189
    Accrued expenses and other liabilities                                    3,069          2,872
                                                                           --------       --------
      Total current liabilities                                              52,160         45,728
  Deferred gain on sale of facilities                                         1,111            973
                                                                           --------       --------
      Total liabilities                                                      53,271         46,701
                                                                           --------       --------
  Mandatorily redeemable convertible preferred stock                          5,100         11,100
                                                                           --------       --------
  Commitments and contingencies (note 5)
  Stockholders'  deficit
    Common stock, $.001 par value;
      200,000,000 shares authorized; 54,414,601 (1999)
      and 56,373,299 (2000) shares issued and outstanding                        54             56
    Additional paid-in capital                                               54,333         54,882
    Accumulated deficit                                                     (61,110)       (72,062)
                                                                           --------       --------
      Total stockholders' deficit                                            (6,723)       (17,124)
                                                                           --------       --------
      Total liabilities, mandatorily redeemable convertible preferred
         stock and stockholders' deficit                                   $ 51,648       $ 40,677
                                                                           ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                    Integrated Packaging Assembly Corporation
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                              Year Ended December 31,
                                                      --------------------------------------
                                                        1998           1999           2000
                                                      --------       --------       --------
 Revenues                                             $ 23,281       $ 17,441       $ 24,167
 Cost of revenues                                       29,114         23,500         23,117
                                                      --------       --------       --------
Gross profit (loss)                                     (5,833)        (6,059)         1,050
                                                      --------       --------       --------
Operating expenses:
  Selling, general & administrative                      4,068          3,651          7,215
  Research & development                                 1,101            727          1,308
  Provision for impairment of assets                    18,200           --            1,389
                                                      --------       --------       --------
    Total operating expenses                            23,369          4,378          9,912
                                                      --------       --------       --------
Operating loss                                         (29,202)       (10,437)        (8,862)
Interest and other income                                1,209             72            159
Interest expense                                        (1,783)        (1,555)        (1,836)
                                                      --------       --------       --------
Loss before extraordinary
  gains and preferred dividends                        (29,776)       (11,920)       (10,539)
Extraordinary gains                                       --            2,047           --
                                                      --------       --------       --------
Net loss                                               (29,776)        (9,873)       (10,539)
Preferred stock dividend                                  --             (308)          (413)
Deemed dividend on preferred stock                        --           (6,800)          --
                                                      --------       --------       --------
Net loss applicable to
  common stockholders                                 ($29,776)      ($16,981)      ($10,952)
                                                      ========       ========       ========

Per share data:
  Net loss applicable to common stockholders
    before extraordinary gains per share -
    Basic and diluted                                 ($  2.12)      ($  0.76)      ($  0.20)
  Extraordinary gains per share -
    Basic and diluted                                     --             0.08           --
                                                      --------       --------       --------
  Net loss applicable to common stockholders
  per share -
    Basic and diluted                                 ($  2.12)      ($  0.68)      ($  0.20)
                                                      ========       ========       ========

Number of shares used to compute per share data:
  Basic and diluted                                     14,046         24,957         55,676
                                                      ========       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                    Integrated Packaging Assembly Corporation
                Consolidated Statements of Stockholders' Deficit
                                 (In thousands)

                                                                                           Additional
                                                                          Common Stock       Paid-in       Accumulated
                                                                       Shares      Amount    Capital        Deficit         Totals
                                                                      -------       ---      --------       --------       --------
Balance at December 31, 1997                                           13,981       $14      $ 40,276       ($14,052)      $ 26,238

  Common stock issued under stock plans                                   265        --           152           --              152
  Common stock repurchased under stock plans                               (2)       --            (1)          --               (1)
  Issuance of warrants                                                   --          --           132           --              132
  Amortization of deferred compensation                                  --          --            48           --               48
  Net loss                                                               --          --          --          (29,776)       (29,776)
                                                                      -------       ---      --------       --------       --------
Balance at December 31, 1998                                           14,244        14        40,607        (43,828)        (3,207)
  Common stock issued under stock plans                                   190        --            20           --               20
  Common stock repurchased under stock
    plans                                                                  (4)       --            (1)          --               (1)
  Issuance and repricing of warrants                                     --          --           790           --              790
  Beneficial conversion feature on
    redeemable preferred stock                                           --          --         6,800           --            6,800
  Accretion of redeemable preferred stock                                --          --          --           (7,101)        (7,101)
  Preferred stock dividend                                                326        --            91           --               91
  Conversion of preferred stock                                        13,749        14         1,686           --            1,700
  Acquisition of OSE, Inc.                                             25,910        26         4,292           --            4,318
  Amortization of deferred compensation                                  --          --            48           --               48
   Preferred dividends                                                   --          --          --             (308)          (308)
  Net loss                                                               --          --          --           (9,873)        (9,873)
                                                                      -------       ---      --------       --------       --------
Balance at December 31, 1999                                           54,415        54        54,333        (61,110)        (6,723)
  Common stock issued under stock plans                                   707         1           131           --              132
  Preferred dividends declared                                           --          --          --             (413)          (413)
  Preferred dividends paid in stock                                     1,251         1           418           --              419
  Net loss                                                               --          --          --          (10,539)       (10,539)
                                                                      -------       ---      --------       --------       --------
Balance at December 31, 2000                                           56,373       $56      $ 54,882       ($72,062)      ($17,124)
                                                                      =======       ===      ========       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                    Integrated Packaging Assembly Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                      Year Ended December 31,
                                                                                             --------------------------------------
                                                                                               1998           1999           2000
                                                                                             --------       --------       --------
  Net loss                                                                                   ($29,776)      ($ 9,873)      ($10,539)
    Depreciation and amortization                                                               6,957          4,458          4,442
    Impairment of equipment                                                                    18,200           --            1,389
    Gain on sale of facilities, net                                                              (827)          (138)          (138)
    Loss on disposal of equipment                                                                --               96             12
    Extraordinary gains on debt restructure                                                      --           (2,047)          --
    Changes in assets and liabilities (in 1999, net of
      effects of acquisition):
      Accounts receivable                                                                         990         (4,018)         5,428
      Inventory                                                                                   633            500            365
      Prepaid expenses and other assets                                                          (233)           196           (153)
      Accounts payable and accounts payable- related party                                     (3,323)         6,097         (7,235)
      Accrued expenses and other liabilities                                                      633         (1,012)          (191)
                                                                                             --------       --------       --------
  Net cash used in operating activities                                                        (6,746)        (5,741)        (6,620)
                                                                                             --------       --------       --------
Cash flows provided by (used in) investing activities:
  Acquisition of property and equipment                                                        (1,507)          (608)        (2,583)
  Cash acquired                                                                                  --            1,346             --
  Proceeds from sale of facilities, net                                                         7,312           --               --
                                                                                             --------       --------       --------
    Net cash provided by (used in) investing activities                                         5,805            738         (2,583)
                                                                                             --------       --------       --------
Cash flows provided by (used in) financing activities:
  Payments under capital lease obligations                                                       (990)          (694)            --
  Proceeds from note payable                                                                    3,490          4,890             --
  Principal payments on note payable                                                           (4,639)        (9,629)            --
  Proceed from bank credit lines                                                                 --           27,617          1,000
  Payments under bank credit lines                                                               --          (18,328)            --
  Proceeds from issuance of mandatorily redeemable
    preferred stock, net of issuance costs                                                       --            6,499          6,000
  Proceeds from issuance of common stock                                                          152             19            132
                                                                                             --------       --------       --------
    Net cash provided by (used in) financing activities                                        (1,987)        10,374          7,132
                                                                                             --------       --------       --------
Net increase (decrease) in cash and cash equivalents                                           (2,928)         5,371         (2,071)
Cash and cash equivalents at beginning of year                                                  2,928           --            5,371
                                                                                             --------       --------       --------
Cash and cash equivalents at end of year                                                          $--       $  5,371       $  3,300
                                                                                             ========       ========       ========
Supplemental disclosure of cash flow information
  Cash paid for interest                                                                     $  1,124       $  2,070       $  1,836
Supplemental disclosure of noncash financing activities
  Acquisition of equipment under capital leases                                              $  3,139       $   --              $--
  Issuance and repricing of warrants                                                         $    132       $    790            $--
  Common stock issued for preferred stock dividend                                                $--       $     91           $419
  Deemed dividend on preferred stock                                                              $--       $  6,800            $--
  Issuance of common stock on OSE, Inc acquisition                                                $--       $  4,318            $--
  Conversion of preferred stock to common stock                                                   $--       $  1,700            $--
  Accretion of redeemable preferred stock                                                         $--       $  7,101            $--

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

     Within distribution, the Company is the exclusive North American sales and marketing organization for Orient Semiconductor Electronics, Ltd. ("OSE") of Taiwan, a public Taiwanese company and the Company's controlling stockholder. Revenues are derived exclusively from fees received on the sales of OSE's semiconductor assembly and test services to customers headquartered in North America in accordance with a distribution agreement. The Company entered this segment of the market in October 1999 with the acquisition of OSE, Inc. ("OSEI").

Basis of Presentation

     As a result of a reduction in orders from the Company's customers, the Company has significant excess production capacity. The reduction in revenues and underutilization of capacity and resultant underabsorption of fixed costs resulted in operating losses which have continued into 2000. As a result of the operating losses and cost of capital additions, the Company believes that it will fund its projected working capital and other cash requirements through 2001 out of operating activities and renewal of existing financing facilities as a result of expected ongoing guarantees from OSE. There can be no assurance that the Company can obtain additional financing when needed.

     At December 31, 2000, the Company has two lines of credit which provide for borrowings up to a total of $18.0 million, of which $18.0 million is outstanding. Both of the lines of credit expire on February 15, 2001.

     On February 15, 2001, the Company entered into an amended line of credit agreement with two banks that provide for advances up to the lesser of $18 million (committed revolving credit line) or the advance rate against qualified accounts receivable (as defined). Over advances under this agreement are immediately payable to the lender. This line of credit expires on August 15, 2001. Borrowings under this line of credit accrue interest at the banks' prime rate plus .50%, are collateralized by the assets of the Company, and are guaranteed by OSE.

     The Company will seek to renew its bank lines of credit. The Company believes that it will be successful in renewing this line due to the continuing guarantee of OSE, its principal stockholder. There can be no assurance that the lines will be renewed, that OSE will continue to guarantee certain borrowings or other financing will be available when needed. If adequate funds are not available, the Company may be required to substantially curtail, cease or liquidate its operations and reorganize its indebtedness.

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

     The Company's buildings were being depreciated over 30 years, with building improvements depreciated over 5 to 15 years. In January 1998, the real estate parcel and buildings were sold, and the Company entered into a lease to continue to occupy such building. (See Note 5).

Long-lived assets

     Long-lived assets include property and equipment and intangible assets. Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company estimates the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual cash position. If the sum of the expected future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Revenue recognition

     Revenue is generally recognized upon shipment. A provision for estimated future returns and sales discounts is recorded at the time revenue is recognized. As a result of the acquisition of OSEI, the Company became a distributor for OSE. The nature of the distributor transactions is such that the Company does not bear the risks and rewards of ownership of the product being distributed and is compensated in a manner similar to a commission. Accordingly, revenue relating to the Company's distribution agreement is recognized on a net basis. From the date of acquisition of OSEI through December 31, 2000 the net revenue recorded was $8.8 million, on gross billings of $183.2 million.

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

     Antidilutive securities consist of options and warrants not included in the computation of diluted earnings per share because the Company incurred a net loss during the period resulting in all options, warrants and convertible preferred stock outstanding being antidilutive.

                                                                      Year Ended December 31, 2000
                                                             ---------------------------------------------
                                                                1998             1999              2000
                                                             ----------       ----------        ----------
Antidilutive Securities:
Convertible preferred stock                                        --              3,000             6,023
                                                             ==========       ==========        ==========
Options and warrants outstanding at end of
  period                                                          2,501           11,478            12,739
                                                             ==========       ==========        ==========
Weighted-average exercise price of options and warrants      $     1.43       $     0.50        $     0.48
                                                             ==========       ==========        ==========

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

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 established a new model for accounting for derivative and hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000; January 1, 2001 for calendar year companies. The Company has reviewed the impact of the implementation of SFAS 133 on the consolidated financial statements of the Company and has determined that the impact was not material.

NOTE 2 - BALANCE SHEET COMPONENTS:
         (In thousands)
                                                              December 31,
                                                        -----------------------
                                                            1999           2000
                                                        --------       --------
Inventory
  Raw materials                                         $  2,201       $  2,088
  Work in process                                            132            120
                                                        --------       --------
    Subtotal                                            $  2,333       $  2,208
   Allowance for obsolescence                             (1,129)        (1,369)
                                                        --------       --------
     Total                                              $  1,204       $    839
                                                        ========       ========

Property and equipment
  Buildings and improvements                            $    709       $    697
  Machinery and equipment                                 29,924         30,983
  Office and computer equipment                            1,032          1,135
  Furniture and fixtures                                     276            289
                                                        --------       --------
                                                          31,941         33,104
  Less: accumulated depreciation and amortization        (21,443)       (25,135)
                                                        --------       --------
                                                        $ 10,498       $  7,969
                                                        ========       ========

Accrued expenses and other liabilities
  Accrued payroll and related expenses                  $  1,190       $    753
  Other accrued liabilities                                1,879          2,119
                                                        --------       --------
                                                        $  3,069       $  2,872
                                                        ========       ========


NOTE 3 - EQUIPMENT IMPAIRMENT CHARGE:

     In 1998 and 2000, the Company recorded charges of $18.2 million and $1.4 million, respectively, related to the impairment of its manufacturing equipment and accordingly, reduced the carrying value of such manufacturing equipment. The impairment is a result of continued adverse economic conditions in the semiconductor industry, and historical as well as forecasted manufacturing equipment underutilization, resulting in an estimation that the carrying value of the manufacturing equipment will not be fully recovered. The fair value of manufacturing equipment was based upon an independent estimate of fair values.

NOTE 4 - ACQUISITION OF THE NORTH AMERICAN DISTRIBUTOR OF ORIENT SEMICONDUCTOR ELECTRONICS, LTD.

     On October 29, 1999, the Company acquired the North American distributor of OSE in a stock for stock exchange valued at approximately $4.7 million. In connection with the acquisition, the Company issued 25,910,090 shares of its Common Stock with a fair market value of $4.3 million. As a result of the transaction, the distributor, OSEI, operates as a wholly owned subsidiary of the Company.

     OSEI was a privately held corporation that serves as the exclusive North American distributor of OSE, a public Taiwanese company and the Company's principal stockholder. OSEI derives its revenues from fees earned exclusively from the sales of OSE's semiconductor assembly and test services to customers headquartered in North America. The Company reported consolidated results with OSEI since the acquisition date.

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

     Assets acquired:
     Tangible assets, primarily cash and
       accounts receivable                                        $ 23,642
     Distributor contract                                            3,557
     Workforce                                                         280
     Goodwill                                                        1,940
     Liabilities assumed                                           (24,711)
                                                                  --------
     Total purchase price                                         $  4,708
                                                                  ========

     The amount allocated to the distributor contract and the workforce is amortized on a straight line basis over ten years and three years, respectively. The goodwill recorded on the acquisition is amortized over its expected life of seven years.

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

                                                     1998           1999
                                                   --------       --------

     Net revenues                                   $25,352        $19,630
     Net loss                                      ($30,104)      ($11,972)
     Net loss per share - basic and diluted          ($0.75)        ($0.26)

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

NOTE 5 - LEASING ARRANGEMENTS AND COMMITMENTS:

     On January 20, 1998, the Company completed the sale of its facilities, which consists of land and two buildings with a total of 138,336 square feet of building space, and agreed to lease back the 82,290 square foot building it occupies. Net proceeds from the sale were $7.3 million, net of the elimination of $6.6 million of mortgage debt, fees, commissions and closing costs. The Company recognized a gain of $700,000 from the sale of the land and building not occupied by the Company. The remaining gain of approximately $1,400,000 is being amortized as a reduction of lease expense over the initial ten year term of the lease for the building that the Company occupies.

     On November 14, 2000, the Company entered into a sublease agreement with a subsidiary of OSE for the lease of 16,480 square feet of building space through January 19, 2008.

     The Company has a noncancelable operating lease for a 2,500 square foot portion of a building for its plating operations. The lease is for five years, with an option to extend.

     The Company acquired a 3,805 square foot leased facility as a result of the OSEI acquisition. The lease was canceled in 2000 at no cost to the Company and the OSEI operations occupy the space in the Company's facility.

     Rent expense was  $1,054,000,  $1,529,000 and $1,549,000 in 1998,  1999 and
2000, respectively.

     Net future minimum lease payments over the next five years and thereafter under operating leases at December 31, 2000 are as follows (in thousands):

                                  Lease           Sublease        Net Future
                                  Payment         Income      Min. Lease Payment
                                  -------         -------     ------------------
Year ending December 31:
2001                               $1,166         $  653             $  513
2002                                1,265            704                561
2003                                1,196            704                492
2004                                1,316            757                559
2005                                1,316            758                558
Thereafter                          2,895          1,637              1,258
                                   ------         ------             ------
Total minimum payments             $9,154         $5,213             $3,941
                                   ======         ======             ======

NOTE 6 - BANK DEBT

Bank debt

     The Company entered into a Business Loan Agreement and Promissory Note (the Agreement). Under the Agreement the Company has borrowed $7.0 million and the borrowings under the Agreement are collateralized by the assets of the Company and are guaranteed by OSE and repayable on February 15, 2001. Under the Agreement, the Company is required to meet certain covenants including restrictions on changes in ownership and payment of dividends. Borrowings under the Agreement accrue interest at the bank's prime rate (9.50% at December 31, 2000) less 0.25%. Interest is payable monthly.

     The Company entered into a loan and security agreement with two banks that provides through February 15, 2001 for borrowings up to a total of $11,000,000 (the Facility). Borrowings under the Facility accrue interest at the bank's prime rate (9.50% at December 31, 2000) plus 0.75%. Interest is payable monthly.

Borrowing is collateralized by the assets of the Company and is guaranteed by OSE. The Facility requires the Company to meet certain financial covenants, including certain net income/loss levels, restrictions on the payment of cash dividends and restrictions on a change in control of the Company. The Company did not meet the financial covenant conditions for 2000, and the banks have given the Company a wavier for this non-compliance through February 15, 2001. At December 31, 2000, the Company had drawn down the entire $11 million.

     On February 15, 2001, the Company entered into an amended line of credit agreement with the two banks that provides for advances up to the lesser of $18 million (committed revolving credit line) or the advance rate against qualified accounts receivable (as defined). Over advances under this agreement are immediately payable to the lender. The Company estimates, that as of February 28, 2001, the amount of the over advance is approximately $6 million. This line of credit expires on August 15, 2001, and replaces the Company's $7 million and $11 million facilities, which expired on February 15, 2001. Borrowings under this line of credit accrue interest at the banks' prime rate plus 0.50% and are collateralized by the assets of the Company and are guaranteed by OSE.

Equipment Notes Payable

     During 1998, due to covenant noncompliance and failure to make scheduled repayments, the Company defaulted on its equipment notes payable. As part of the April 1999 transaction outlined in Note 7, under which the Company issued Series A mandatorily redeemable convertible preferred stock, the Company's secured creditors agreed to restructure the secured debt, including debt forgiveness, extended payment terms and terminate related legal actions. As a result of the April debt restructuring, the Company recorded an extraordinary gain of $1,487,000.

     In September 1999, when the Facility was obtained, it was used to settle amounts due to secured creditors that were subject to the April 1999 debt restructuring for less than the recorded amounts. This transaction resulted in an extraordinary gain of $560,000.

NOTE 7 - PREFERRED STOCK:

     The Company has 10,000,000 shares of preferred stock authorized at December 31, 2000.

     During 1999 and 2000, the Board of Directors designated 4,000,000 shares and 3,023,225 shares of the preferred stock, as Series A convertible preferred stock and Series B convertible preferred stock, respectively with a par value of $.001.

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

     The Company issued 3,023,225 shares of Series B mandatorily redeemable convertible preferred stock (Series B Preferred) to OSE on December 26, 2000 for proceeds of $6,000,000. Each share of Series B Preferred is initially convertible into 13.7487705 shares of the Company's common stock at the option of the holder. The proceeds were used to reduce the accounts payable to OSE.

    The holders of shares of Series A Preferred and Series B Preferred are entitled to dividends at the rate of $0.136 and $0.159, respectively, per annum per share payable semiannually on July 1 and January 1 each year. The dividends on Series A and Series B Preferred are payable in cash, shares of common stock or any combination of cash and shares of Common Stock, at the option of the holders of Series A and Series B Preferred. The Series A Preferred and Series B Preferred are mandatorily redeemable for $1.70 and $1.98 respectively, per share in the event of any liquidation, dissolution, or winding up of the Company.

     In 1999, the Company recorded a deemed dividend on Series A Preferred stock of $6.8 million. This is the result of the effective conversion price of the convertible preferred stock issued to OSE during the quarter being less than the market price of the common stock on the date of the transaction. The deemed dividend related to the transaction has been recognized during the second quarter as a result of the preferred stock being immediately convertible at the discretion of the holder. The conversion price of the Series B Preferred stock issued to OSE in 2000 was not less than the market price of the common stock on the date of the transaction and, accordingly, no deemed dividend was recorded.

NOTE 8 - STOCK PLANS:

Stock Option Plan

     The Company has a Stock Option Plan (the "Plan") which as amended, provides for the grant of incentive stock options (ISOs) and nonqualified stock options
(NSOs) to purchase up to 2,514,921 shares of Common Stock. ISOs may be granted to employees and NSOs may be granted to either employees or consultants. In accordance with the Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of Common Stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The Plan provides that the options shall be exercisable over a period not to exceed ten years and shall vest as determined by the Board of Directors. Substantially all of the options vest 25% one year after the date of grant and 1/48 each month thereafter. There is no deferred compensation balance at December 31, 1999 and 2000.

     In 1999, the Plan was amended to increase the amount of options that may be granted by 17,485,079 to an aggregate of 20,000,000. In addition, the number of shares that may be granted to any employee in any one fiscal year was increased from 250,000 shares to 2,000,000 shares and the number of shares that may be granted to an employee upon initial employment was increased from 250,000 shares to 2,000,000 shares.

Director Stock Option Plan

     The Company has a Director Stock Option Plan (the "Director Plan") that authorizes for issuance a total of 100,000 shares of Common Stock. The Director Plan provides for the grant of NSOs to non-employee directors of the Company. The Director Plan provides that each non-employee director who joins the Board will automatically be granted an NSO to purchase 20,000 shares of Common Stock on the date upon which such person first becomes a non-employee director (the "Initial Grant"). In addition, each non-employee director will automatically receive an NSO to purchase 5,000 shares of Common Stock upon such director's annual re-election to the Board, provided the director has been a member of the Board for at least six months upon the date of such re-election (the "Subsequent Grant"). The Initial Grant vests and becomes exercisable as to 25% of the shares one year after the date of grant and as to 1/48 of the shares each month thereafter, and each Subsequent Grant shall become exercisable as to 1/12 of the shares each month following the date of grant, both subject to the director's continuous service. The exercise price of all stock options granted under the Director Plan is equal to the fair market value of the Company's Common Stock on the date of grant. Options granted under the Director Plan have a term of ten years. Unless terminated sooner, the Director Plan will terminate in 2006. Options for 20,000 shares were granted in 1997 under the Director Plan. This Director Stock Option Plan is no longer being used as it was replaced by the 1999 Director Stock Option Plan.

1999 Director Option Plan

     In September 1999, the Company adopted the 1999 Director Option Plan (the "1999 Director Plan"). A total of 4,000,000 shares of Common Stock have been authorized for issuance under the 1999 Director Plan. The 1999 Director Plan provides for the grant of NSOs to non-employee directors of the Company. The 1999 Director Plan provides that each non-employee director who joins the Board will automatically be granted an NSO to purchase 100,000 shares of Common Stock on the date upon which such person first becomes a non-employee director. In addition, each non-employee director will automatically receive an NSO to purchase 100,000 shares of common Stock upon such directors' annual reelection to the Board if the director has served on the Board for at least six months as of the date of the reelection. All options granted under the 1999 Director Plan will have an exercise price equal to the fair value of the Common Stock on the date of grant and will be fully vested and exercisable on the date of grant. The options will have a term of ten years. Options for 400,000 and 300,000 shares were granted in 1999 and 2000, respectively. At December 31, 2000 there were 3,300,000 options available for grant.

Non-Statutory Stock Plan

     The Company has a Non-Statutory Stock Plan, which, as amended, provides for the grant of non-qualified stock options to purchase up to 750,000 share of Common Stock. The NSOs may only be granted to non-executive officer employees. In accordance with the Plan, the stated exercise price shall not be less than 85% of the estimated fair market value of the Common Stock on the date of grant of the NSO. The options shall be exercisable over a period not to exceed ten years and shall vest 25% one year after the year of grant and 1/48 each month thereafter. Options for 463,000 shares were granted in 1998 under this plan and 27,000 were granted in 1999.

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

Restricted Common Stock

     The Company sold 398,333 shares of restricted Common Stock to employees upon exercise of stock options then outstanding. Each unvested share of this restricted Common Stock is subject to repurchase by the Company at the employees' exercise price if an employee terminates before such shares vest. In 1997, 67,082 vested shares were converted into unrestricted shares and 55,314 shares were repurchased by the Company from terminated employees. The remaining 31,875 restricted shares outstanding were fully vested as of December 31, 1998.

Employee Stock Purchase Plan

     The Company's Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors and stockholders in December 1995, and became effective upon the closing of the Company's initial public offering on February 28, 1996. Under the Purchase Plan, a total of 400,000 shares of Common Stock has been reserved for issuance to eligible employees. The Purchase Plan allows employees to purchase shares through payroll deductions at 85% of the fair market value of the Common Stock at the beginning or the end of the applicable twelve-month purchase period. The Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the U.S. Internal Revenue Code. Unless terminated sooner, the Purchase Plan will terminate ten years from its effective date. During 1998, 1999, and 2000, respectively, 155,051, 185,292 and 841,579 shares, respectively, were issued under the Plan.

 On September 3, 1999, the Purchase Plan was amended to increase the number of shares available for issuance by 1,600,000 shares to an aggregate of 2,000,000 shares.

Summary of Option Activity

     The following table summarizes the Company's stock option activity and related weighted average exercise price within each category for each of the years ended December 31, 1998, 1999 and 2000.

                                   1998                        1999                       2000
                         -----------------------      ---------------------      ----------------------
                                        Weighted                   Weighted                    Weighted
                                        Average                    Average                     Average
                           Shares        Price          Shares      Price          Shares       Price
                         ----------      -----        ---------     -----        ----------     -----
Options outstanding
  at Jan. 1               1,599,154      $3.18        1,679,997     $1.00         9,146,842     $0.44
Options granted           1,498,124      $1.02        7,957,376     $0.36         2,500,000      0.32
Options canceled         (1,307,386)     $3.76         (485,948)    $1.06        (1,199,437)     0.37
Options exercised          (109,895)     $0.22           (4,583)    $0.22           (17,667)     0.24
                         ----------      -----        ---------     -----        ----------     -----
Options outstanding
  at Dec. 31              1,679,997      $1.00        9,146,842     $0.44        10,429,738     $0.42
                         ==========      =====        =========     =====        ==========     =====
Options exercisable
  at Dec. 31                592,322      $0.91          809,841     $0.93         3,418,076     $0.51
                         ==========      =====        =========     =====        ==========     =====
Available for grant
  at Dec. 31                792,647                  14,908,048                  13,607,485
                         ==========                  ==========                  ==========

     Significant option groups outstanding at December 31, 2000, after giving effect to the repricing discussed previously, and the related weighted average exercise price and remaining contractual life information are as follows:



                                                      Outstanding                          Exercisable         Weighted
                                                       Weighted                              Weighted          Average
                                                        Average                               Average         Remaining
Options with exercise                                  Exercise                              Exercise           Life
prices ranging from:              Shares                  Price        Shares                   Price          (Years)
--------------------------    ------------------   -------------    ---------------    ---------------     ----------------
 $0.10 - $0.23                      1,396,228             $0.20           528,135               $0.23             8
  0.24 -  0.31                      4,754,876              0.26         1,372,845                0.26             9
  0.41 -  0.59                      3,325,385              0.56           691,633                0.54             9
  0.63 -  2.19                        949,749              1.04           822,349                1.04             6
  2.20                                    500              2.20               500                2.20             5
  3.00                                  1,500              3.00             1,218                3.00             7
  3.06                                  1,000              3.06               896                3.06             7
 $9.50                                    500              9.50               500                9.50             5
                              ------------------   -------------    ---------------    ---------------     ----------------
Options outstanding
  at Dec. 31, 2000                 10,429,738             $0.42         3,418,076               $0.51             8
                              ==================   =============    ===============    ===============     ================


Fair Value of Stock Options and Employee Purchase Rights

     The Company has four stock option plans, which reserve shares of Common Stock for issuance to employees, officers, directors and consultants. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. No compensation cost has been recognized in the accompanying statement of operations for the stock option plans, except for $200,000 which was recognized on stock options granted in 1995, and which was amortized over a four year vesting period.

     For the Stock Option Plans, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1999 and 2000, respectively: dividend yield of 0% in all three years; expected life of 4 years for each year; expected volatility of 65%, 310% and 705%; and risk-free interest rates of 5.8%, 5.75% and 4.74%. The weighted-average fair value of those stock options granted in 1998, 1999 and 2000 was $0.55, $0.40 and $0.27 per option, respectively.

     The fair value of the employees' purchase rights for the Purchase Plan, which was initiated on February 28, 1996, was estimated at the beginning of the offering period using the Black-Scholes option pricing model with the following assumptions used for 1998, 1999 and 2000, respectively: dividend yield of 0%; an expected life of six months; expected volatility of 65%, 310% and 705%; and risk-free interest rate of 5.3% in 1998, 4.8% in 1999 and 4.63% in 2000. The weighted-average fair value of these purchase rights granted in 1998, 1999 and 2000 was $0.64, $0.15 and $0.20, respectively, per right.

     Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, the Company's net loss and loss per share would have been increased to the following pro forma amounts (in thousands, except per share amounts):


                                                                       1998             1999             2000
                                                                 ----------------- ---------------- ---------------
Net loss applicable to common shareholders
  as reported (in thousands)                                            ($29,776)        ($16,981)       ($10,952)
Net loss applicable to common shareholders, pro forma                   ($30,633)        ($17,881)       ($12,827)

Net loss applicable to common shareholders
  per share as reported
  Basic and diluted                                                       ($2.12)          ($0.68)         ($0.20)
Net loss applicable to common shareholders
  per share, pro forma
  Basic and diluted                                                       ($2.18)          ($0.72)         ($0.23)

NOTE 9 - WARRANTS:

     In 1993, 1994, 1996 and 1998, in connection with acquiring equipment under capital leases, the Company issued warrants to the lessors to purchase an aggregate of 628,978 shares of common stock at exercise prices ranging from $0.77 to $8.00 per share. The estimated value of these warrants at the time of issuance, as determined by the Company, was amortized as interest expense over the period the leases were outstanding.

     In 1995 and 1997, in connection with bank debt and various loan agreements, the Company issued warrants to the lenders to purchase an aggregate of 202,483 shares of common stock at exercise prices ranging from $3.30 to $4.60. The estimated value of these warrants at the time of issuance, as determined by the Company, was amortized as interest expense over the terms of the loans.

     As part of the April 1999 restructuring of secured debt, certain creditors were issued warrants to purchase a total of 1,500,000 shares of common stock at a price of $0.1236 per share. In addition, warrants to purchase a total of 244,345 shares of common stock held by secured creditors were repriced from exercise prices ranging from $0.77 to $3.30 per share of common stock to $0.1236 per share. The fair value as determined using a Black-Scholes valuation model of the warrants issued and the incremental value of the repriced warrants was $790,000. The value of the warrants and incremental value of the repriced warrants was offset against the outstanding debt.

     The outstanding warrants are exercisable at any time prior to 2001 (28,450 shares), 2002 (10,000 shares), 2003 (100,000 shares), 2004 (401,717 shares),
2005 (269,254 shares) and 2006 (1,500,000 shares). None of the warrants had been exercised at December 31, 2000.

NOTE 10 - INCOME TAXES:

     In 1998, 1999 and 2000, the Company incurred net operating losses and recorded no provision for income taxes.

     Deferred income tax assets comprise the following (in thousands):


                                                                 December 31,
                                                            1999             2000
                                                       ---------------- ----------------

Federal and state credit carryforwards                          $2,653           $ 2,676
Federal and state net operating loss
  carryforwards                                                  9,011            21,930
Provision for impaired assets                                    7,462             8,021
Leases, treated as operating for tax                            (2,907)           (2,396)
Depreciation                                                    (4,585)           (3,994)
Reserves and accruals                                              910             1,506
Other                                                             (359)             (320)
                                                       ---------------  ---------------
Deferred tax assets                                             12,185            27,423
Less valuation allowance                                       (12,185)          (27,423)
                                                       ---------------  ---------------
  Net deferred tax asset
                                                                $  --             $  --
                                                       ================ ===============


     The deferred tax assets valuation at December 31, 1999 and 2000 is attributable to federal and state deferred tax assets. Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and a lack of carryback capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company's net deferred tax asssets.

     At December 31, 2000, the Company had federal and state net operating loss and tax credit forwards ("NOLs") of approximately $60,000,000 and $27,000,000, respectively, which can be used to reduce future taxable income. The federal NOLs, state NOLs and federal and state credits expire through 2020, 2010 and 2019 respectively, if not utilized. The availability and timing of these carry forwards to offset the taxable income maybe limited due to the occurrence of certain events, including change of ownership.

     The Tax Reform Act of 1996 limits the use of NOLs in certain situations where changes occur in the stock ownership of a company. The Company experienced such an ownership change as a result of the Company's initial public offering in 1996, resulting in a limitation of the annual utilization of the NOLs generated through the date of the initial public offering. Another such ownership charge was experienced as a result of the issue of Series A and B convertible preferred stock in 1999 and 2000 (Note 7), respectively, resulting in a limitation of the annual utilization of the NOLs generated through the date of issuance of Series A and Series B convertible preferred stock.

NOTE 11 - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS:

Concentration of credit risk

     The Company performs ongoing credit evaluations of its customers, which are semiconductor companies, and maintains reserves for estimated credit losses. Write-offs of accounts receivable were insignificant in all periods presented. At December 31, 1999, two customers accounted for 32% and 18%, respectively. At December 31, 2000, three customers accounted for 21%, 20% and 13%, respectively.

Significant customers
                                             Year Ended December 31,
                                       ----------------------------------------
                                           1998         1999          2000
                                       ------------- ------------ -------------
Customers  comprising  10% or
more of the Company's  revenues
for the  periods indicated:
    A                                      39%          30%           32%
    B                                       9%          15%            5%
    C                                      11%           3%            2%

NOTE 12 - SEGMENTS

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


(in thousands):                        Manufacturing      Distribution     Eliminations       Total
                                     ------------------- --------------- -------------------------------
2000:
Revenues                                    $16,521          $7,646                         $24,167

Interest income                                  12             591             (456)           147
Interest expense                             (2,292)             --              456         (1,836)
Depreciation and amortization                 3,691             751                           4,442
Net income (loss)                           (14,704)          4,165                         (10,539)

Accounts receivable, net                      1,446          21,421                          22,867
Total assets                                 16,072          34,090           (9,485)        40,677
Expenditures for additions to
  long-lived assets                          $2,518             $45                          $2,563


1999:
Revenues                                    $16,227          $1,214                         $17,441
Interest income                                  60              12                              72
Interest expense                             (1,555)             --                          (1,555)
Depreciation and amortization                 4,355             123                           4,478
Extraordinary gain                            2,047              --                           2,047
Net income (loss)                           (10,627)            754                          (9,873)

Accounts receivable, net                      2,701          25,594                          28,295
Total assets                                 20,446          35,910           (4,708)        51,648
Expenditures for additions to
  long-lived assets                            $606              $2                            $608
----------------------------------------------------------------------------------------------------------

     Prior to the acquisition of OSEI, the Company's only operations consisted of the manufacturing segment.

NOTE 13 - RELATED PARTY TRANSACTIONS

     The Company is a member of a group of affiliated companies owned by Orient Semiconductor Electronics, Ltd of Taiwan ("OSE"). Significant related party transactions with OSE and its affiliates are as follows:

Guarantor of Debt

     OSE is guarantor for two debt agreements outlined in Note 6

Acquisition of OSEI

     OSE was a significant shareholder in OSEI. Accordingly, when the Company acquired OSEI, as outlined in Note 4, OSE received approximately 4.9 million shares of the Company's common stock for its shares in OSEI.

Distributor

     All the revenue of OSEI, the Company's subsidiary, is earned as a result of being a distributor for OSE. The revenue under the distribution agreement is based on a fixed percentage of the value of the semiconductor assembly and test services provided to customers in OSEI's distribution area of entities headquartered in North America. For the year ended December 31, 2000, OSEI purchased $151.3 million in product and services from OSE and affiliates and sold them to its customers for $158.9 million. From the date of acquisition of OSEI through December 31, 1999, OSEI purchased $23.1 million in product and services from OSE and its affiliates and sold them to its customers for $24.3 million. Accordingly, OSEI recorded revenue of $1.2 million and $7.6 million in 1999 and 2000, respectively. Under the distribution agreement, OSEI is required to remit amounts collected from customers, less its commission to OSE. As of December 31, 2000 accouints receivable includes approximately $20.4 million, that when collected, will be remitted to OSE, pursuant to the distribution agreement. While OSEI is responsible for the collection of accounts receivable from its customers it has obtained certain guarantees from OSE which reduce OSEI's exposure to credit risk. OSEI normally makes payments to OSE for purchases after OSEI has collected the related accounts receivable from its customer. Pursuant to the amended line of credit agreement (Note 6), payment from customers are to be remitted directly to the lender.

Sublease With  Affiliate

The Company has a sublease with an affiliate Company as outlined in Note 5.

Preferred Series A and Series B Stock

The Company sold Series A and Series B stock to OSE as outlined in Note 7.


NOTE 14 - QUARTERLY INFORMATION (UNAUDITED)


YEAR ENDED
DECEMBER 31,
2000                                 First           Second           Third          Fourth          Total
----------------------------       ----------      ----------      -----------     ----------     ------------
Revenues                             $7,075          $7,003           $5,794         $4,295          $24,167
Gross profit (loss)                     468             821             (220)           (19)           1,050
Net loss applicable to              ($2,006)        ($2,014)         ($3,923)       ($3,009)        ($10,952)
common shareholders
Net loss per common share            ($0.04)         ($0.04)          ($0.07)        ($0.05)          ($0.20)
Stock price
  High                                $0.66           $0.58            $0.47          $0.37            $0.66
  Low                                 $0.37           $0.21            $0.16          $0.06            $0.06
  Quarter end close                   $0.37           $0.23            $0.27          $0.08            $0.08

YEAR ENDED
DECEMBER 31,
1999
----------------------------
Revenues                             $3,775          $3,653           $4,408         $5,605          $17,441
Gross loss                           (1,716)         (1,894)          (1,593)          (856)          (6,059)
Net loss to applicable              ($3,425)        ($8,914)         ($2,437)       ($2,205)        ($16,981)
common shareholders
Net loss per common share            ($0.24)         ($0.62)          ($0.10)        ($0.04)          ($0.68)
Stock price
  High                                $0.52           $0.59            $0.34          $0.63            $0.63
  Low                                 $0.08           $0.23            $0.17          $0.13            $0.08
  Quarter end close                   $0.30           $0.28            $0.25          $0.55            $0.55

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

     The Company incorporates herein by reference the information concerning changes in and disagreements with accountants or accounting and financial disclosure contained in the November 20, 2000 Form 8-K.

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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     14(a)  Exhibits

     Exhibit
     Number             Description of Document
     -------------------------------------------------------------------------------------------------------------
     3.1!               Restated Articles of Incorporation.
     3.4!               Bylaws, as amended.
     10.1!              Form of Indemnification Agreement
     10.2!*             1993 Stock Option Plan and form of Stock Option Agreement.
     10.3!*             1996 Employee Stock Purchase Plan and form of Subscription
                          Agreement.
     10.4!*             1996 Director Stock Option Plan and form of Stock Option
                          Agreement.
     10.5!              Registration Rights Agreement dated March 24, 1993, as amended.

     10.6!              Warrant to Purchase Series A Preferred Stock, issued to MMC/GATX
                          Partnership No. 1 as of October 7, 1993, as amended.
     10.7!              Warrant to Purchase Series A Preferred Stock, issued to Phoenix
                          Leasing Incorporated as of October 7, 1993.
     10.8!              Warrant to Purchase Series A Preferred Stock, issued to Comdisco,
                          Inc. as of March 10, 1994.
     10.9!              Warrant to Purchase Series A Preferred Stock, issued to Silicon
                          Valley Bank as of July 10, 1995.
     10.10!             Warrant to Purchase Series A Preferred Stock, issued to Silicon
                          Valley Bank as of July 10, 1995.
     10.11!             Warrant to Purchase Series A Preferred Stock, issued to The CIT
                          Group/Equipment Financing, Inc. as of September 15, 1995.
     10.12!             Warrant to Purchase Series A Preferred Stock, issued to Comdisco,
                          Inc. as of January 3, 1996.
     10.13!!!           Warrant to Purchase Common Stock, issued to MMC/GATX Partnership
                          No. 1, dated September 5, 1997.
     10.14!!!           Amendment to Warrant to Purchase Series A Preferred Stock, issued to MMC/GATX Partnership No. 1, dated September 5, 1997.
     10.15!!!           Amendment to Warrant to Purchase Series A Preferred Stock, issued to MMC/GATX Partnership No. 1, dated September 5, 1997.
     10.16!!!           Lease Agreement dated November 1, 1997, between the Company and
                          Jaswinder S. Saini and Surinder K. Saini.
     10.17!!!!          Purchase and Sale Agreement dated November 20, 1997, between the
                          Company and Lincoln Property Company N.C., Inc.
     10.18!!!!          Lease Agreement dated January 20, 1997, between the Company and
                          Lincoln Property Company N.C., Inc.
     10.19*             1997 Nonstatutory Stock Options Plan and form of Stock Option
                          Agreement.
     10.20!!!!!         Warrant to Purchase Stock, issued to Silicon Valley Bank as of
                          December 31, 1997.
     10.21!!!!!!!       Promissory Note dated July 23, 1999, between the Company and
                          Bank SinoPac
     10.22!!!!!!!!      Loan and Security Agreement dated as of September 17, 1999, between the Company and Bank SinoPac and Far East National Bank.
     10.23**            Exclusive Sales Distributor Agreement between OSE, Inc. and Orient
                          Semiconductor Electronics Limited dated as of October 29, 1999.
     10.24!!!!!!!!      Amendment to Loan and Security  Agreement  dated as of
                          September 17, 1999 between the Company and Bank SinoPac,
                          Los Angeles Branch and Far East National Bank.
     10.25!!!!!!!!      Amendment to Business Loan Agreement and Promissory Note dated as of November 8, 1999 between the Company and Bank SinoPac.
     10.26***           Amendment to Warrant to Purchase Common Stock, issued to Transamerica
                          Business Credit Corporation, dated May 1, 1999.
     10.27***           Warrant to Purchase Common Stock, issued to Transamerica Business Credit
                          Corporation, dated May 1, 1999.

     10.28***           Amendment to Warrant to Purchase Series A Preferred Stock, issued to
                          MMC/GATX Partnership No. 1, dated May 1, 1999.
     10.29***           Amendment to Warrant to Purchase Series A Preferred Stock, issued to
                          MMC/GATX Partnership No. 1, dated May 1, 1999.
     10.30***           Amendment to Warrant to Purchase Common Stock, issued to
                          MMC/GATX Partnership No. 1, dated May 1, 1999.
     10.31***           Warrant to Purchase Common Stock, issued to MMC/GATX Partnership No. 1, dated May 1, 1999.
     10.32****          Certificate of Designation for the Company's Series A Stock
     10.33*****         Business Loan Agreement and Promissory Note, dated March 23, 2000 between the Company and Bank Sino Pac, Los Angeles Branch
     10.34*****         Amendment to Business Loan Agreement and Promissory Note, dated March 23,
                          2000 between the Company and Sino Pac, Los Angeles Branch
     10.35*****         Acquisition of OSEI, filed on May 11, 2000
     10.36              Change in Terms Agreement, dated July 26, 2000 between the Company and Bank
                          Sino Pac, Los Angeles Branch.
     10.37              Change in Terms Agreement, dated September 21, 2000 between the Company and Bank Sino Pac, Los Angeles Branch.
     10.38              Change in Terms Agreement, dated September 29, 2000 between the Company and Far East
                        National Bank.
     10.39              Change in Terms Agreement, dated October 29, 2000 between the Company and Bank
                          Sino Pac, Los Angeles Branch.
     10.40              Change in Terms Agreement, dated October 31, 2000 between the Company and
                          Far East National Bank.
     10.41              Amended and Restated Loan and Security Agreement, dated December 1, 2000 between the Company and Bank Sino Pac, Los Angeles Branch and Far East National Bank.
     10.42              Business Loan Agreement, dated November 29, 2000 between the Company and Bank Sino Pac,
                          Los Angeles Branch
     10.43              Certificate of Designation, dated December 21, 2000 for the Company's Series B
                          Convertible Preferred Stock.
     23.1               Consent of Grant Thornton LLP, Independent Accountants.
     23.2               Consent of PricewaterhouseCoopers LLP, Independent Accountants
     24.1               Power of Attorney.
     ----------------   -------------------------------------------------------------------------------------------------
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

     !!!!!              Incorporated by reference from the Registrant's Annual
                          Report on Form 10-K,  for the year ended  December 31,
                          1997.
     !!!!!!             Incorporated by reference from the Registrant's Annual
                          Report on Form 10-K,  for the year ended  December 31,
                          1998.
     !!!!!!!            Incorporated   by  reference  from  the   Registrant's
                          Quarterly  Report on Form 10-Q for the  quarter  ended
                          July 4, 1999.
     !!!!!!!!           Incorporated   by  reference  from  the   Registrant's
                          Quarterly  Report on Form 10-Q for the  quarter  ended
                          October 3, 1999.
     *                  Management    contract   or   compensatory   plan   or
                          arrangement required to be filed as an exhibit to this
                          form.
     **                 Incorporated  by  reference  to  the  Company's  Current
                        Report on Form 8-K filed on November 15, 1999.
     ***                Incorporated by reference from the  Registrant's  Annual Report on Form
                          10K, for the year * ended December 31, 1999.
     ****               Incorporated by reference from the Registrant's Current Report on Form 8-KA, filed on May 7, 1999
     *****              Incorporated by reference from the Registrant's  Quarterly Report on
                          10Q for the quarter * ended April 2, 2000.


     (b)  Reports on Form 8-K.

           Acquisition of OSEI, filed on November 15, 1999

           Amendment to acquisition of OSEI, filed on January 14, 2000

           Change in independent accountants filed on November 20, 2000

     (c)  Exhibits.

           See Item 14(a) hereof.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on March 30, 2001.

                                    INTEGRATED PACKAGING ASSEMBLY CORPORATION

                                    By: /s/ EDMONG TSENG
                                        ----------------------
                                            Edmond Tseng
                                            Chairman, President, Chief Executive
                                              Officer and Director

                                    By: /s/ VINCENT R. LEPORE
                                        ----------------------
                                            Vincent R. Lepore
                                            Chief Accounting Officer




                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Edmond Tseng and Vincent R. Lepore, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

     In accordance with the Exchange Act, this report has been signed below on March 30, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ EDMOND TSENG                            Chairman, President, Chief Executive
    Edmond Tseng                              Officer, and Director
                                            (Principal Executive Officer)

/s/ VINCENT R. LEPORE                       Chief Accounting Officer
    Vincent R. Lepore                       (Principal Accounting Officer)

/s/ DONALD W.  BROOKS                       Director
    Donald W. Brooks

/s/ EDWARD S. DUH                           Director
    Edward S. Duh

/s/ CALVIN LEE                              Director
    Calvin Lee

/s/ PATRICK VERDERICO                       Director
    Patrick Verderico