Form 10-Q
period 2001-04-01
INTEGRATED PACKAGING ASSEMBLY CORP
filed 2001-05-16
CIK 924101

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2001

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

                            Yes [X]       No [_]

Number of shares of common stock outstanding as of May 10, 2001: 59,452,025. As of May 10, 2001, the Company also had 3,000,000 shares of Series A Convertible Preferred Stock and 3,023,255 shares of Series B Convertible Preferred Stock, outstanding, which are convertible at any time by the holder into 41,246,312 shares and 41,565,626 shares, respectively, of common stock.

                                TABLE OF CONTENTS


Part I.  Financial Information                                              Page

         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets...................... 3
                  Condensed Consolidated Statements of Operations............ 4
                  Condensed Consolidated Statements of Cash Flows............ 5
                  Notes to Condensed Consolidated Financial Statements....... 6

         Item 2.  Management's Discussion and Analysis of Financial
                              Condition and Results of Operations............ 9


Part II. Other Information

         Item 1.  Legal Proceedings......................................... 18

         Item 4.  Submission of Matters to a Vote of Security Holders....... 18

         Item 6.  Exhibits and Reports on Form 8-K ......................... 18

         Signatures......................................................... 19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    Integrated Packaging Assembly Corporation
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)


                                                                          (unaudited)
                                                                            April 1,    December 31,
                                                                              2001          2000
                                                                            --------      --------
Assets
  Current assets:
    Cash and cash equivalents                                               $  2,800      $  3,300
    Accounts receivable, net of allowance for doubtful accounts of            15,278        22,867
     $266 and $299, respectively
    Inventory                                                                    722           839
    Prepaid expense and other current assets                                     512           763
                                                                            --------      --------

      Total current assets                                                    19,312        27,769
  Property and equipment, net                                                  7,364         7,969
  Intangible assets, net                                                       4,746         4,928
  Other assets                                                                    11            11
                                                                            --------      --------
      Total assets                                                          $ 31,433      $ 40,677
                                                                            ========      ========

Liabilities, Mandatorily Redeemable
  Convertible Preferred Stock and
  Stockholders' Deficit
  Current liabilities:
    Bank debt and notes payable                                             $ 18,000      $ 18,000
    Accounts payable                                                           1,140           667
    Accounts payable - related parties                                        17,042        24,189
    Accrued expenses and other liabilities                                     2,333         2,872
                                                                            --------      --------
      Total current liabilities                                               38,515        45,728
  Deferred gain on sale of facilities                                            939           973
                                                                            --------      --------
      Total liabilities                                                       39,454        46,701
                                                                            --------      --------
  Redeemable convertible
    preferred stock                                                           11,100        11,100
                                                                            --------      --------
  Stockholders' deficit:
    Common stock, $.001 par value; 200,000,000
      shares authorized; 59,452,025 (2001) and
      56,373,229 (2000) shares issued and outstanding                             59            56
    Additional paid-in capital                                                55,121        54,882
    Accumulated deficit                                                      (74,301)      (72,062)
                                                                            --------      --------
      Total stockholders' deficit                                            (19,121)      (17,124)
                                                                            --------      --------
      Total liabilities, redeemable convertible
        preferred stock and stockholders' deficit                           $ 31,433      $ 40,677
                                                                            ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    Integrated Packaging Assembly Corporation
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                Three Months Ended
                                                ------------------
                                                April 1,   April 2,
                                                  2001       2000
                                                ---------  -------

Revenues                                        $ 3,614    $ 7,075
Cost of revenues                                  3,493      6,607
                                                -------    -------
Gross profit                                        121        468
                                                -------    -------

Operating expenses:
      Selling, general and administrative         1,225      1,706
      Research and development                      395        265
                                                -------    -------
         Total operating expenses                 1,620      1,971
                                                -------    -------
Operating loss                                   (1,499)    (1,503)

Interest and other income                            26         10
Interest expense                                   (543)      (411)
                                                -------    -------
Net loss                                         (2,016)    (1,904)

Preferred dividend                                  223        102
                                                -------    -------
Net loss applicable to common stockholders      ($2,239)   ($2,006)
                                                =======    =======

Per share data:
      Net loss per share
         Basic and diluted                      ($ 0.04)   ($ 0.04)
                                                =======    =======

      Number of shares used to compute
         per share data
         Basic and diluted                       59,330     55,057
                                                =======    =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    Integrated Packaging Assembly Corporation
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                       For Three Months Ended
                                                      -----------------------
                                                      April 1,       April 2,
                                                        2001           2000
                                                      ---------      --------
Cash flows from operating activities
    Net loss                                          ($2,016)       ($1,904)
  Adjustments:
    Depreciation and amortization                         995          1,099
    Gain on sale of facilities, net                       (34)           (34)
    Changes in assets and liabilities
      Accounts receivable                               7,589         (7,256)
      Inventories                                         117           (142)
      Other current assets                                251             55
      Accounts payable and accounts
        payable related party                          (6,692)         3,930
      Accrued liabilities                                (540)          (295)
                                                      -------        -------
        Net cash used in operating activities            (349)        (4,547)
                                                      -------        -------

Cash flows from investing activities
  Capital expenditures                                   (208)          (349)
                                                      -------        -------
    Net cash used in investing activities                (208)          (349)
                                                      -------        -------

Cash flows from financing activities
  Proceeds from bank debt                                              1,000
  Proceeds from issuance of common stock, net              38             62
                                                      -------        -------

    Net cash provided by financing activities              38          1,062
                                                      -------        -------

Net decrease in cash and cash equivalents                (500)        (3,834)
Cash and cash equivalents at beginning of period        3,300          5,371
                                                      -------        -------
Cash and cash equivalents at end of period            $ 2,800        $ 1,537
                                                      =======        =======

Supplemental disclosure of cash flow information
  Cash paid for interest                              $   543        $   411
  Common stock issued for preferred stock dividend    $   204        $   216


The accompanying notes are an integral part of these condensed consolidated financial statements.

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

     The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the three month period ended April 1, 2001 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 2001.

     The Company has experienced fluctuating levels of demand, reduced average selling prices, ongoing net losses, and negative cash flows from operating activities. The Company has $18 million owing on lines of credit that have been extended through August 15, 2001. The lines of credit are currently guaranteed by OSE. As a result of these circumstances, the Company's independent accountants' opinion on the Company's December 31, 2000 consolidated financial statements includes an explanatory paragraph to indicate that these matters raise substantial doubt about this Company's ability to continue as a going concern.

NOTE 2.  BALANCE SHEET COMPONENTS:
         (In thousands)

                                   April 1,   December 31,
                                     2001         2000
                                   -------    ------------
     Inventory
          Raw materials             $640          $719
          Work in process             82           120
                                    ----          ----

                                    $722          $839
                                    ====          ====

NOTE 3.   INCOME TAXES:

     No provision or benefit for income taxes was recorded for the three month period ended April 1, 2001 as the Company operated at a loss. The Company believes the realization of its deferred tax asset is unlikely and accordingly, has recorded an offsetting valuation allowance.

NOTE 4.   NET LOSS PER SHARE:

     Net loss per basic and diluted share for the three month periods ended April 1, 2001 and April 2, 2000 was computed using the weighted average number of common shares outstanding during the period but excluded the dilutive potential common shares from assumed conversions, conversion of preferred shares, (Note 6) because of their anti-dilutive effect. Dilutive potential common shares include outstanding stock options and warrants, using the treasury stock method. At April 1, 2001, there were options and warrants outstanding to purchase an aggregate of 12,829,799 shares of Common Stock of which options and warrants to purchase an aggregate of 5,973,745 shares were exercisable. At April 2, 2000, there were options and warrants outstanding to purchase an aggregate of 12,281,303 shares of Common Stock of which options and warrants to purchase an aggregate of 3,607,162 shares were exercisable.

NOTE 5.   BANK DEBT:

     On February 15, 2001, the Company entered into an amended line of credit agreement with the two banks that provides for advances up to the lesser of $18.0 million (committed revolving credit line) or the advance rate against qualified accounts receivable (as defined). Over advances under this agreement are immediately payable to the lender. At April 1, 2001, borrowings of $18.0 million exceeded the advance rate against qualified accounts receivable by $6.7 million (over advances) due to the transition to this amended agreement. Subsequently, the Company has reduced borrowings by $1.8 million and intends to reduce borrowings by an additional $4.9 million to be fully compliant with the new terms of the bank line of credit agreement. Borrowings under this line of credit accrue interest at the banks' prime rate plus 0.50% and are collateralized by the assets of the Company and are guaranteed by OSE.

NOTE 6.   REDEEMABLE CONVERTIBLE PREFERRED STOCK:

     The Company issued 4,000,000 shares of Series A redeemable convertible preferred stock (Series A Preferred) to OSE on April 29, 1999 for proceeds of $6,499,000, net of issuance costs of $301,000. Each share of Series A Preferred is initially convertible into 13.7487705 shares of the Company's common stock at the option of the holder. On August 4, 1999, OSE converted 1,000,000 shares of Series A Preferred with a value of $1,700,000 into 13,748,771 shares of the Company's common stock.

     The Company issued 3,023,225 shares of Series B redeemable convertible preferred stock (Series B Preferred) to OSE on December 26, 2000 for proceeds of $6,000,000. Each share of Series B Preferred is initially convertible into
13.7487705 shares of the Company's common stock at the option of the holder. The proceeds were used to reduce the Company's outstanding accounts payable to OSE.

     The holders of shares of Series A Preferred and Series B Preferred are entitled to dividends at the rate of $0.136 and $0.159, respectively, per annum per share payable semiannually on July 1 and January 1 each year. The dividends on Series A and Series B Preferred are payable in cash, shares of common stock or any combination of cash and shares of Common Stock, at the option of the holders of Series A and Series B Preferred. The holder of the Series A Preferred and Series B Preferred is entitled to the payment of $1.70 and $1.98 respectively, per share in the event of any liquidation, dissolution, or winding up of the Company.

NOTE 7.  SEGMENTS

     The Company has two segments, manufacturing and distribution. Manufacturing comprises the semiconductor packaging services of packages designed for assembly using Surface Mount Technology ("SMT") in which leads on integrated circuits are soldered to the surface of the printed circuit board. Within the SMT market, the Company focuses on high pin-count packages, such as Quad Flat packages ("QFP") and thin Quad Flat packages ("TQFP"). Distribution comprises the North American sales, marketing and technical support organization for OSE. Commissions are earned from the sales for the semiconductor assembly and test services of OSE. The customers are mainly US headquartered manufacturers of high-tech products such as video components, chip sets, graphics chips and logic components.

(In thousands)                            Manufacturing   Distribution  Eliminations    Total
                                          -------------   ------------  ------------   --------
Three Months Ended April 1, 2001:
     Revenues                               $  2,476       $  1,138       $            $  3,614
     Interest income                                            156           (130)          26
     Interest expense                           (673)                          130         (543)
     Depreciation and amortization               813             82                         995
     Net income (loss)                        (2,386)           370                      (2,016)
     Accounts receivable, net                  2,241         13,037                      15,278
     Total assets                             15,787         27,144        (11,498)      31,433
     Expenditures for additions to
       long-lived assets                    $    200              8                    $    208

     Three Months Ended April 2, 2000:
     Revenues                               $  5,396       $  1,679                    $  7,075
     Interest income                               4             18            (12)          10
     Interest expense                           (423)                           12         (411)
     Depreciation and amortization               902            197                       1,099
     Net income (loss)                        (2,557)           653                      (1,904)
     Accounts receivable, net                  2,967         32,584                      35,551
     Total assets                             19,754         40,100         (5,467)      54,387
     Expenditures for additions to
       long-lived assets                    $    336       $     13                    $    349

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

Overview

     As a result of a reduction in orders from the Company's customers, the Company has had significant excess production capacity since the first quarter of 1997. The underutilization of capacity and resultant underabsorption of fixed costs resulted in operating losses that have continued through the first quarter of 2001. As a result of these circumstances, the Company's independent accountants' opinion on the Company's December 31, 2000 financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

     OSEI was a privately held corporation that serves as the exclusive North American distributor of OSE, a public Taiwanese company and the Company's principal stockholder. OSEI derives its revenues exclusively from fees received on the sales of OSE's semiconductor assembly and test services to customers headquartered in North America. On October 29, 1999, the Company acquired OSEI in a stock for stock exchange valued at approximately $4.7 million. In connection with the acquisition, the Company issued 25,910,090 shares of Common Stock to the OSEI shareholders. As a result of the transaction, OSEI, is being operated as a wholly owned subsidiary of the Company. The Company reported consolidated results with OSEI since the acquisition date.

     The Company's operating results are affected by a wide variety of factors that have in the past and could in the future materially and adversely affect revenues, gross profit, operating income and liquidity. These factors include Company's ability to secure additional financing, the short-term nature of its customers' commitments, timing and volume of orders relative to the Company's production capacity, long lead times for the manufacturing equipment required by the Company, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, lack of a meaningful backlog, effectiveness in managing production processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company's average selling prices, the Company's ability to keep pace with changes in technology which impact the Company's ability to serve its customers, and changes in general economic conditions. Unfavorable changes in any of the preceding factors have in the past and may in the future adversely affect the Company's business, financial condition and results of operations.

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

     Revenues decreased 48.9% to $3.6 million for the three month period ended April 1, 2001 from $7.1 million for the three month period ended April 2, 2000. Revenues for the manufacturing segment were $2.5 million compared with $5.4 million for the comparable period in the prior fiscal year. The decrease in revenues for the manufacturing segment are primarily due to decreased orders as a result of the general slowdown in the semiconductor industry, partially offset by higher average selling prices due to product mix. Revenues for the three month period ended April 1, 2001 for the distribution segment were $1.1 million compared with $1.7 million for the comparable period in the prior fiscal year. The decrease in revenues for the distribution segment is primarily due to decreased orders as a result of the general slowdown in the semiconductor industry.

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

Gross Profit

     Cost of revenues includes materials, labor, depreciation and overhead costs associated with semiconductor packaging. Gross profit for the three month period ended April 1, 2001 was $121,000 compared with a gross profit of $468,000 for the comparable period in the prior fiscal year. Gross profit as a percentage of revenues was 3.3% for the three month period ended April 1, 2001 compared to 6.6 % for the same period of 2000. This decrease in gross profit was primarily the result of a decrease in profit contribution by OSEI of $0.6 million, partially offset by an increase in gross profit for the Company's packaging operation of $300,000 due to higher average selling prices, as a result of package mix and lower labor and manufacturing overhead costs (as a result of the October 2000 restructuring), partially offset by lower unit shipments.

Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal, and accounting costs. Selling, general and administrative expenses decreased 28.2% to $1.2 million for the three month period ended April 1, 2001 from $1.7 million for the comparable period of 2000. The $0.5 million decrease for the three month period was due primarily to decreased spending in the sales function and administration activities as a result of the October 2000 restructuring.

     As a percentage of revenues, selling, general and administrative expenses increased from 24.2% for the first quarter of 2000 to 33.9% in the first quarter of 2001. This increase was primarily due to the lower revenue level in 2001.

Research and Development

     Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses increased 49.1% to $395,000 for the three month period ended April 1, 2001 over the comparable period in 2000. This increase is primarily due to increased investment in technology.

     As a percentage of revenues, research and development expenses increased from 3.7% in the first quarter of 2000 to 10.9% in the first quarter of 2001. The increase was primarily due to higher absolute dollar spending and lower revenue in 2001.

Interest and Other Income

     Interest income is primarily comprised of interest earnings from investments in cash equivalents and short-term investments. Interest and other income increased from $10,000 for the three month period ended April 2, 2000 to $26,000 for the three month period ended April 1, 2001.

Interest Expense

     Interest expense consists of interest payable on bank debt. Interest expense increased from $411,000 for the three month period ended April 2, 2000 to $543,000 for the three month period ended April 1, 2001. Interest expense increased due to higher borrowings.

Provision for Income Taxes

     The Company did not record a provision for income tax for the three month period ended April 1, 2001 as the Company operated at a loss.

Liquidity and Capital Resources

     During the three month period ended April 1, 2001, the Company's net cash used in operations was $0.3 million. Net cash used in operations was comprised primarily of a net loss of $2.0 million, partially offset by $1.0 million of non-cash charges for depreciation and amortization, and a net decrease in working capital items of $0.7 million. The net decrease in working capital items primarily reflected a $7.6 million decrease in accounts receivable, which was partially offset, by a $6.7 million decrease in accounts payable. At April 1,

2001, the Company had cash and cash equivalents of $2.8 million and is operating under bank lines obtained in July and September 1999 and amended on February 15, 2001.

     In the first quarter of 2001, investing activities used $208,000 for capital expenditures. The Company expects to spend approximately $1.0 million on capital expenditures during the remainder of 2001 for the acquisition of equipment. Most of the Company's production equipment has historically been funded either through capital leases or term loans secured by production equipment, however, future expenditures are expected to be funded out of internal cash flow.

     During the three months ended April 1, 2001, $38,000 was provided in financing activities. This resulted from proceeds for the issuance of common stock.

     The Company believes that existing cash balances together with the renewal of existing bank lines will be sufficient to meet its projected working capital and other cash requirements at least through the fourth quarter of 2001. On February 15, 2001, the Company entered into an amended line of credit agreement with the two banks that provides for advances up to the lesser of $18.0 million (committed revolving credit line) or the advance rate against qualified accounts receivable (as defined). Over advances under this agreement are immediately payable to the lender. At April 1, 2001, borrowings of $18.0 million exceeded the advance rate against qualified accounts receivable by $6.7 million (over advances) due to the transition to this amended agreement. Subsequently, the Company has reduced borrowings by $1.8 million and intends to reduce borrowings by an additional $4.9 million to be fully compliant with the new terms of the bank line of credit agreement. The Company believes that its existing bank line of credit of $18.0 million which expires August 15, 2001 will be further extended because it is guaranteed by the Company's principal stockholder, OSE. There can be no assurances, however, that the bank line will be renewed or that lower than expected revenues, increased expenses, increased costs associated with the purchase or maintenance of capital equipment, or other events will not cause the Company to seek more capital, or capital sooner than currently expected. There can be no assurance that such additional financing will available when needed or, if available, will be available on satisfactory terms.

Certain Factors Affecting Operating Results

     The Company's operating results are affected by a wide variety of factors that could materially and adversely affect revenues, gross profit, operating income and liquidity. These factors include the Company's ability to secure additional financing, the short term nature of its customers' commitments, the timing and volume of orders relative to the Company's production capacity, long lead times for the manufacturing equipment required by the Company, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, lack of a meaningful backlog, effectiveness in managing productions processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company's average selling prices, the Company's ability to keep pace with changes in technology which impact the Company's ability to serve its customers, and changes in general economic conditions. The occurrence or continuation of unfavorable changes in any of the preceding factors would adversely affect the Company's business, financial condition and results of operations.

Customer Concentration

     The Company has been substantially dependent on a relatively small number of customers within the semiconductor industry. During the first quarter of 2001, Atmel Semiconductor accounted for approximately

19.0% of the Company's revenues. There can be no assurance that such customers or any other customers will continue to place orders with the Company in the future at the same levels as in prior periods. The loss of one or more of the Company's customers, or reduced orders by any of its key customers, would likely adversely affect the Company's business, financial condition and results of operations.

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

Competition

     The semiconductor packaging industry is highly competitive. The Company currently faces substantial competition from established packaging foundries located in Asia, such as Advanced Semiconductor Assembly Technology in Hong Kong, Advanced Semiconductor Engineering, Inc. and Siliconware in Taiwan, Amkor Technology and ChipPAC in Korea, and other subcontractors in Singapore, Taiwan, Malaysia and Indonesia. Each of these companies has significantly greater manufacturing capacity, financial resources, research and development operations, marketing and other capabilities than the Company and has been operating for a significantly longer period of time than the Company. Such companies have also established relationships with many large semiconductor companies which are current or potential customers of the Company. The Company could face substantial competition from Asian packaging foundries should one or more of such companies decide to establish foundry operations in North America. The Company also faces competition from other independent, North American packaging foundries. The Company also competes against companies which have in-house packaging capabilities as current and prospective customers constantly evaluate the Company's capabilities against the merits of in-house packaging. Many of the Company's customers are also customers of one or more of the Company's principal competitors. The principal elements of competition in the semiconductor packaging market include delivery cycle times, price, product performance, quality, production yield, responsiveness and flexibility, reliability and the ability to design and incorporate product improvements. The Company believes it principally competes on the basis of shorter delivery cycle times it can offer customers due to the proximity of its manufacturing facility to its customers' operations and the end users of its customers' products.

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

     Earthquake or other natural disasters and power outages

     The Company's facilities are located in California near major earthquake faults. In addition, some of the Company's suppliers are located near earthquake sensitive areas. In the event of a major earthquake or other natural disaster near its facilities, the Company's operations could be harmed. Similarly, a major earthquake or other natural disaster near the Company's suppliers, like the one that occurred in Taiwan in September 1999, could disrupt the operations of those suppliers, which could limit the availability of products for the

Company to distribute and harm the Company's business. In addition, California has recently experienced ongoing power shortages, which have resulted in "rolling blackouts". These blackouts could cause disruptions to our operations and the operations of our suppliers and customers. We are predominantely uninsured for losses and interruptions caused by earthquakes and power outages.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         10.44 Amendment to Loan and Security Agreement dated February 15, 2001 between the Company and Bank SinoPac, Los Angeles Branch and Far East National Bank.


    (b)  Reports on Form 8-K

         None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Integrated Packaging Assembly Corporation



Date:    May 16, 2001              /s/   EDMOND TSENG
                                   -----------------------
                                         Edmond Tseng
                                         President and Chief Executive Officer


                                   /s/   VINCENT R. LEPORE
                                   -----------------------
                                         Vincent R. Lepore
                                         Acting Chief Financial Officer,
                                         Controller and Chief Accounting Officer