Form 10-Q
period 2001-07-01
INTEGRATED PACKAGING ASSEMBLY CORP
filed 2001-08-16
CIK 924101

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2001

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________


                         Commission file number: 0-27712

                              ---------------------


       OSE USA, Inc. (formerly Integrated Packaging Assembly Corporation)
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

                              ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]  No [_]

Number of shares of common stock outstanding as of August 10, 2001: 66,699,331. As of August 10, 2001, the Company also had 3,000,000 shares of Series A Convertible Preferred Stock and 3,023,255 shares of Series B Convertible Preferred Stock, outstanding, which are convertible at any time by the holder into 41,246,312 shares and 41,565,626 shares, respectively, of common stock.

                                TABLE OF CONTENTS


Part I.  Financial Information                                              Page

         Item 1. Financial Statements
                 Condensed Consolidated Balance Sheets...................     3
                 Condensed Consolidated Statements of Operations.........     4
                 Condensed Consolidated Statements of Cash Flows.........     5
                 Notes to Condensed Consolidated Financial Statements....     6

         Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.................    11

Part II. Other Information

         Item 1. Legal Proceedings.......................................    19

         Item 4. Submission of Matters to a Vote of Security Holders.....    19

         Item 6. Exhibits and Reports on Form 8-K........................    20

         Signatures......................................................    20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  OSE USA, Inc.
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)

                                                                           (unaudited)
                                                                              July 1,         December 31,
                                                                               2001               2000
                                                                           ------------       ------------
Assets
  Current assets:
    Cash and cash equivalents                                                    $2,434             $3,300
    Accounts receivable, net of allowance for doubtful accounts of               16,970             22,867
     $359 and $299, respectively
    Inventory                                                                       433                839
    Prepaid expense and other current assets                                        466                763
                                                                           ------------       ------------

      Total current assets                                                       20,303             27,769
  Property and equipment, net                                                     6,617              7,969
  Intangible assets, net                                                          4,563              4,928
  Other assets                                                                       11                 11
                                                                           ------------       ------------
      Total assets                                                              $31,494            $40,677
                                                                           ============       ============

Liabilities, Redeemable
  Convertible Preferred Stock and
  Stockholders' Deficit
  Current liabilities:
    Bank debt and notes payable                                                 $13,669            $18,000
    Accounts payable                                                              1,022                667
    Accounts payable - related parties                                           23,636             24,189
    Accrued expenses and other liabilities                                        2,659              2,872
                                                                           ------------       ------------
      Total current liabilities                                                  40,986             45,728
  Deferred gain on sale of facilities                                               905                973
                                                                           ------------       ------------
      Total liabilities                                                          41,891             46,701
                                                                           ------------       ------------
  Redeemable convertible
    preferred stock                                                              11,100             11,100
                                                                           ------------       ------------
  Stockholders' deficit:
    Common stock, $.001 par value; 200,000,000
      shares authorized; 59,452,025 (2001) and
      56,373,229 (2000) shares issued and outstanding                                59                 56
    Additional paid-in capital                                                   55,120             54,882
    Accumulated deficit                                                         (76,676)           (72,062)
                                                                           ------------       ------------
      Total stockholders' deficit                                               (21,497)           (17,124)
                                                                           ------------       ------------
      Total liabilities, redeemable convertible
        preferred stock and stockholders' deficit                               $31,494            $40,677
                                                                           ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  OSE USA, Inc.
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended                 Six Months Ended
                                                      -----------------------------     -----------------------------
                                                         July 1,          July 2,          July 1,          July 2,
                                                          2001             2000             2001             2000
                                                      ------------     ------------     ------------     ------------
Revenues                                                    $3,152           $7,003           $6,766          $14,078
Cost of revenues                                             3,532            6,182            7,025           12,789
                                                      ------------     ------------     ------------     ------------
Gross profit (loss)                                           (380)             821             (259)           1,289
                                                      ------------     ------------     ------------     ------------

Operating expenses:
     Selling, general & administrative                       1,298            2,031            2,523            3,737
     Research & development                                    291              281              686              546
                                                      ------------     ------------     ------------     ------------
        Total operating expenses                             1,589            2,312            3,209            4,283

                                                      ------------     ------------     ------------     ------------
Operating loss                                              (1,969)          (1,491)          (3,468)          (2,994)

Interest and other income                                      122               50              148               60
Interest expense                                              (307)            (471)            (850)            (882)
                                                      ------------     ------------     ------------     ------------
Net loss                                                    (2,154)          (1,912)          (4,170)          (3,816)

Preferred dividend                                             221              102              444              204

                                                      ------------     ------------     ------------     ------------
Net loss applicable to common stockholders                 ($2,375)         ($2,014)         ($4,614)         ($4,020)
                                                      ============     ============     ============     ============

Per share data:
     Net loss per share
        Basic and diluted                                   ($0.04)          ($0.04)          ($0.08)          ($0.07)
                                                      ============     ============     ============     ============
     Number of shares used to
        compute per share data
        Basic and diluted                                   59,452           55,047           59,390           54,974
                                                      ============     ============     ============     ============

The accompanying notes are an integral part of these financial statements.

                                  OSE USA, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                For Six Months Ended
                                                                           -----------------------------
                                                                             July 1,           July 2,
                                                                               2001              2000
                                                                           -----------       -----------
Cash flows provided by (used in) operating activities
    Net loss                                                                   ($4,170)          ($3,816)
  Adjustments:
    Depreciation and amortization                                                1,932             2,248
    Gain on sale of facilities, net                                                (69)              (69)
    Gain on disposal of equipment                                                  (92)               --
    Changes in assets and liabilities
      Accounts receivable                                                        5,897            (5,325)
      Inventories                                                                  406              (140)
      Other assets                                                                 297                40
      Accounts payable and accounts
        payable - related party                                                   (198)            6,887
      Accrued liabilities                                                         (454)             (139)
        Net cash provided by (used in) operating activities                      3,549              (314)
                                                                           -----------       -----------

Cash flows from investing activities
   Proceeds from disposal of equipment                                              93                --
  Capital expenditures                                                            (215)           (1,848)
                                                                           -----------       -----------
    Net cash used in investing activities                                         (122)           (1,848)
                                                                           -----------       -----------

Cash flows from financing activities
  Proceeds from (reduction in) bank debt                                        (4,331)            1,000
  Proceeds from issuance of common stock, net                                       38                59
                                                                           -----------       -----------

    Net cash provided by (used in) financing activities                         (4,293)            1,059
                                                                           -----------       -----------

Net decrease in cash and cash equivalents                                         (866)           (1,103)
Cash and cash equivalents at beginning of period                                 3,300             5,371
                                                                           -----------       -----------
Cash and cash equivalents at end of period                                      $2,434            $4,268
                                                                           ===========       ===========

Supplemental disclosure of cash flow information
  Cash paid for interest                                                          $850              $471
  Common stock issued for preferred dividend                                      $204              $408

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  OSE USA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     OSE USA, Inc., formerly named Integrated Packaging Assembly Corporation, (the "Company") was incorporated in California on April 28, 1992 and reincorporated in Delaware on June 19, 1997. The stockholders approved the name change on May 29, 2001. The Company operates within two segments of the semiconductor industry: (1) manufacturing and (2) distribution.

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

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not have the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

     The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the three and six month periods ended July 1, 2001 and July 2, 2000 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 2001.

     The Company has experienced fluctuating levels of demand, reduced average selling prices, ongoing net losses, and negative cash flows from operating activities. The Company has a line of credit in the amount of $15 million that has been extended through February 15, 2002. The lines of credit are currently guaranteed by OSE. As a result of these circumstances, the Company's independent accountants' opinion on the Company's December 31, 2000 consolidated financial statements includes an explanatory paragraph to indicate that these matters raise substantial doubt about this Company's ability to continue as a going concern.

NOTE 2. NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (the "FASB") adopted SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Intangible Assets. SFAS No. 141 addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Upon adoption of SFAS No. 142, we will no longer amortize goodwill and intangible assets with indefinite lives. We will not be able to determine the full effect of these new pronouncements on our financial position or our results of operations until we are able to complete our analysis of the impairment provisions of the new standards. Under existing accounting standards, our assessment of intangible assets indicated that no impairment existed as of July 1, 2001. In the event our analysis under the new guidance indicates these assets are impaired, we will be required to record a charge to our earnings in the year of adoption.

NOTE 3. BALANCE SHEET COMPONENTS:
        (In thousands)

                                           July 1,         December 31,
                                            2001               2000
                                        -------------     -------------

          Inventory
               Raw materials                    $385               $719
               Work in process                    48                120
                                        -------------     -------------

                                                $433               $839
                                        =============     =============

NOTE 4. INCOME TAXES:

     No provision or benefit for income taxes was recorded for the three and six month periods ended July 1, 2001 and July 2, 2000 as the Company operated at a loss. The Company believes the realization of its deferred tax asset is unlikely and accordingly, has recorded an offsetting valuation allowance.

NOTE 5. NET LOSS PER SHARE:

     Net loss per basic and diluted share for the three and six month periods ended July 1, 2001 and July 2, 2000 was computed using the weighted average number of common shares outstanding during the period but excluded the dilutive potential common shares from assumed conversions because of their anti-dilutive effect. Dilutive potential common shares include conversion of preferred shares (Note 7), outstanding stock options and warrants, using the treasury stock method. At July 1, 2001, there were options and warrants outstanding to purchase an aggregate of 14,454,734 shares of Common Stock of which options and warrants to purchase an aggregate of 5,238,254 shares were exercisable. At July 2, 2000, there were options and warrants outstanding to purchase an aggregate of 12,308,678 shares of Common Stock of which options and warrants to purchase an aggregate of 4,067,554 shares were exercisable.

NOTE 6. BANK DEBT:

     On August 15, 2001, the Company extended a line of credit agreement with two banks that provides for advances up to the lesser of $15.0 million (committed revolving credit line) or the advance rate against qualified accounts receivable (as defined). Over advances under this agreement are immediately payable to the lender. Borrowings under this line of credit accrue interest at the banks' prime rate plus 0.50% and are collateralized by the assets of the Company and are guaranteed by OSE.

     At July 1, 2001, borrowings of $13.7 million exceeded the advance rate against qualified accounts receivable by $1.1 million (over advances). This over advance was paid to the bank on July 19, 2001, resulting in a $12.6 million outstanding balance. The Company believes that its existing bank line of credit of $15.0 million which expires February 15, 2002 will be further extended because it is guaranteed by the Company's principal stockholder, OSE.

NOTE 7. REDEEMABLE CONVERTIBLE PREFERRED STOCK:

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

     The holders of shares of Series A Preferred and Series B Preferred are entitled to dividends at the rate of $0.136 and $0.159, respectively, per annum per share payable semiannually on July 1 and January 1 each year. The dividends on Series A and Series B Preferred are payable in cash, shares of common stock or any combination of cash and shares of Common Stock, at the option of the holders of Series A and Series B Preferred. The holder of the Series A Preferred and Series B Preferred is entitled to the payment of $1.70 and $1.98 respectively, per share in the event of any liquidation, dissolution, or winding up of the Company. Dividends of approximately $449,000 are included in accrued liabilities as of July 1, 2001.

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

(In thousands)                             Manufacturing      Distribution      Eliminations           Total
                                           -------------      -------------     -------------     -------------
Three Months Ended July 1, 2001:
Revenues                                        $1,940             $1,212                              $3,152
Interest income                                                       269              (237)               32
Interest expense                                  (544)                                 237              (307)
Depreciation and amortization                      748                189                                 937
Net income (loss)                               (2,675)               521                              (2,154)
Accounts receivable, net                         1,916             15,054                              16,970
Total assets                                    14,363             34,627           (17,496)           31,494
Expenditures for additions to
  long-lived assets                                 $3                 $4                                  $7

(In thousands)                             Manufacturing      Distribution      Eliminations           Total
                                           -------------      -------------     -------------     -------------
Three Months Ended July 2, 2000:
Revenues                                         $4,873            $2,130                              $7,003
Interest income                                       4               125               (79)               50
Interest expense                                   (550)                                 79              (471)
Depreciation and amortization                       971               178                               1,149
Net income (loss)                                (2,842)              930                              (1,912)
Accounts receivable, net                          2,802            30,818                              33,620
Total assets                                     20,078            44,700            (9,208)           55,570
Expenditures for additions to
  long-lived assets                              $1,497                $2                              $1,499

(In thousands)                             Manufacturing      Distribution      Eliminations           Total
                                           -------------      -------------     -------------     -------------
Six Months Ended July 1, 2001:
Revenues                                         $4,416            $2,350                              $6,766
Interest income                                                       425              (367)               58
Interest expense                                 (1,217)                                367              (850)
Depreciation and amortization                     1,561               371                               1,932
Net income (loss)                                (5,061)              891                              (4,170)
Accounts receivable, net                          1,916            15,054                              16,970
Total assets                                     14,363            34,627           (17,496)           31,494
Expenditures for additions to
 long-lived assets                                 $203               $12                                $215


Six Months Ended July 2, 2000:
Revenues                                        $10,269            $3,809                             $14, 078
Interest income                                      10               141                (91)               60
Interest expense                                   (973)                                  91              (882)
Depreciation and amortization                     1,873               375                                2,248
Net income (loss)                                (5,399)            1,583                               (3,816)
Accounts receivable, net                          2,802            30,818                               33,620
Total assets                                     20,078            44,700             (9,208)           55,570
Expenditures for additions to
 long-lived assets                               $1,833               $15                               $1,848

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

Overview

     As a result of a reduction in orders from the Company's customers, the Company has had significant excess production capacity since the first quarter of 1997. The underutilization of capacity and resultant underabsorption of fixed costs resulted in operating losses that have continued through the second quarter of 2001. As a result of these circumstances, the Company's independent accountants' opinion on the Company's December 31, 2000 financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

     OSEI serves as the exclusive North American distributor of OSE, a public Taiwanese company and the Company's principal stockholder. OSEI derives its revenues exclusively from fees received on the sales of OSE's semiconductor assembly and test services to customers headquartered in North America. On October 29, 1999, the Company acquired OSEI in a stock for stock exchange valued at approximately $4.7 million. In connection with the acquisition, the Company issued 25,910,090 shares of Common Stock to the OSEI shareholders. As a result of the transaction, OSEI, is being operated as a wholly owned subsidiary of the Company. The Company reported consolidated results with OSEI since the acquisition date.

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

     For the six months ended July 1, 2001, the manufacturing segment of the Company has experienced an increase in the average selling price for its services. This is due to changing product mix and the introduction of new products. Both the distribution and manufacturing segments are subject to intense competitive conditions. A decline in average selling prices of the Company's services, if not offset by reductions in the cost of performing those services, would decrease the Company's gross margins and materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to reduce its cost per unit.

Revenues

     The Company recognizes revenues upon shipment of products to its customers for the manufacturing segment. For the distribution segment, revenues are derived from fees received on the sales of OSE's semiconductor assembly and test services to customers headquartered in North America and revenues are recognized on a net commission basis.

     Revenues decreased 55.0% to $3.2 million for the three month period ended July 1, 2001 from $7.0 million for the three month period ended July 2, 2000. Revenues decreased 51.9% to $6.8 million for the six month period ended July 1, 2001 from $14.1 million for the six month period ended July 2, 2000. Revenues for the three month period ended July 1, 2001 for the manufacturing segment were $1.9 million compared with $4.9 million for the comparable period in the prior fiscal year. Revenues for the six month period ended July 1, 2001 for the manufacturing segment were $4.4 million compared with $10.3 million for the comparable period in the prior fiscal year. The decrease in revenues for the manufacturing segment are primarily due to decreased orders as a result of the general slowdown in the semiconductor industry, partially offset by higher average selling prices due to a change in product mix. Revenues for the three month period ended July 1, 2001 for the distribution segment were $1.2 million compared with $2.1 million for the comparable period in the prior fiscal year. Revenues for the six month period ended July 1, 2001 for the distribution segment were $2.4 million compared with $3.8 million for the comparable period in the prior fiscal year. The decrease in revenues for the distribution segment is primarily due to decreased orders as a result of the general slowdown in the semiconductor industry.

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

Gross Profit

     Cost of revenues includes materials, labor, depreciation and overhead costs associated with semiconductor packaging. Gross loss for the three and six month periods ended July 1, 2001 was ($380,000) and ($259,000) respectively, compared with a gross profit of $821,000 and $1,289,000 for the comparable periods in the prior fiscal year. Gross loss as a percentage of revenues was (12.1%) and (3.8%) for the three and six month periods ended July 1, 2001, compared to gross profit as a percentage of revenues of 11.7% and 9.2%, respectively, for the comparable periods in the prior fiscal year. This decrease in gross profit for the three and six month periods ended July 1, 2001 was primarily the result of a decrease in profit contribution by OSEI of $0.9 million and $1.5 million respectively due to lower revenue, and a decrease in gross profit for the Company's packaging operation of $0.3 million and $0.1 million respectively, due to lower unit shipments, partially offset by higher average selling prices, as a result of a change in product mix and lower labor and manufacturing overhead costs (as a result of the October 2000 restructuring).

Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal, and accounting costs. Selling, general and administrative expenses decreased 36.1% to $1.3 million and decreased 32.5% to $2.5 million respectively, for the three and six-month periods ended July 1, 2001. Selling, general and administrative expenses for the three and six month periods ended July 2, 2000 were $2.0 million and $3.7 million, respectively. The $0.7 million and $1.2 million decrease for the three month and six month periods was due primarily to decreased spending in the sales function and administration activities as a result of the October 2000 restructuring.

     As a percentage of revenues, selling, general and administrative expenses increased from 29.0% and 26.5% for the three and six month periods ended July 2, 2000, respectively, to 41.1% and 37.3% for the three and six month periods ended July 1, 2001, respectively. These increases were primarily due to the lower revenue levels in 2001.

Research and Development

     Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses increased 3.6% to $291,000 and 25.6% to $686,000 for the three and six month periods ended July 1, 2001, respectively, over the comparable periods in 2000. This increase is primarily due to increased investment in technology.

     As a percentage of revenues, research and development expenses increased from 4.0% and 3.9% for the three and six month periods ended July 2, 2000, respectively, to 9.2% and 10.1% for the three and six month periods ended July 1, 2001, respectively. These increases were primarily due to higher absolute dollar spending and lower revenue in 2001.

Interest and Other Income

     Interest income is primarily comprised of interest earnings from investments in cash equivalents and short-term investments. Interest and other income increased from $50,000 and $60,000 for the three and six month periods ended July2, 2000, respectively, to $122,000 and $148,000 for the three and six month periods ended July 1, 2001, respectively. These increases were primarily due to a $92,500 gain on the sale of capital equipment.

Interest Expense

     Interest expense consists of interest payable on bank debt. Interest expense decreased from $471,000 and and $882,000 for the three and six month periods ended July 2, 2000, respectively, to $307,000 and $850,000 for the three and six month periods ended July 1, 2001, respectively. Interest expense decreased as a result of lower borrowings and interest rates.

Provision for Income Taxes

     The Company did not record a provision for income tax for the three and six month periods ended July 1, 2001 as the Company operated at a net loss.

Liquidity and Capital Resources

     During the six month period ended July 1, 2001, the Company's net cash provided by operations was $3.5 million. Net cash provided by operations was comprised primarily of a net loss of $4.2 million, offset by $1.9 million of non-cash charges for depreciation and amortization, and a net decrease in working capital items of $5.8 million. The net decrease in working capital items primarily reflected a $5.9 million decrease in accounts receivable. At July 1, 2001, the Company had cash and cash equivalents of $2.4 million and is operating under bank lines obtained in July and September 1999, amended on February 15, 2001 and extended to February 15, 2002.

     In the six months ended July 1, 2001, investing activities used $122,000 for capital expenditures. The Company expects to spend approximately $300,000 on capital expenditures during the remainder of 2001 for the acquisition of equipment. Most of the Company's production equipment has historically been funded either through capital leases or term loans secured by production equipment, however, future expenditures are expected to be funded out of internal cash flow.

     During the six months ended July 1, 2001, $4.3 million was used in financing activities to reduce the line of credit borrowing.

     The Company believes that existing cash balances together with the renewal of existing bank lines will be sufficient to meet its projected working capital and other cash requirements at least through the fourth quarter of 2001. On February 15, 2001, the Company entered into an amended line of credit agreement with two banks that provides for advances up to the lesser of $15.0 million (committed revolving credit line) or the advance rate against qualified accounts receivable (as defined). Over advances under this agreement are immediately payable to the lender. At July 1, 2001, borrowings of $13.7 million exceeded the advance rate against qualified accounts receivable by $1.1 million (over advances). This over advance was paid to the bank on July 19, 2001, resulting in a $12.6 million outstanding balance. The Company believes that its existing bank line of credit of $15.0 million which expires February 15, 2002 will be further extended because it is guaranteed by the Company's principal stockholder, OSE. There can be no assurances, however, that the bank line will be renewed or that lower than expected revenues, increased expenses, increased costs associated with the purchase or maintenance of capital equipment, or other events will not cause the Company to seek more capital, or capital sooner than currently expected. There can be no assurance that such additional financing will available when needed or, if available, will be available on satisfactory terms.

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

Customer Concentration

     The Company has been substantially dependent on a relatively small number of customers within the semiconductor industry. During the three and six month period ended July 1, 2001, Atmel Semiconductor accounted for approximately 15% and 17% respectively, of the Company's revenues. There can be no assurance that such customers or any other customers will continue to place orders with the Company in the future at the same levels as in prior periods. The loss of one or more of the Company's customers, or reduced orders by any of its key customers, would likely adversely affect the Company's business, financial condition and results of operations.

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

Dependence on Single Manufacturing Facility

     The Company's current manufacturing operations are located in a single facility in San Jose, California. Because the Company does not currently operate multiple facilities in different geographic areas, a disruption of the Company's manufacturing operations resulting from various factors, including power outages, sustained process abnormalities, human error, government intervention or a natural disaster such as fire, earthquake or flood, could cause the Company to cease or limit its manufacturing operations and consequently would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Earthquake or other natural disasters and power outages

     The Company's facilities are located in California near major earthquake faults. In addition, some of the Company's suppliers are located near earthquake sensitive areas. In the event of a major earthquake or other natural disaster near its facilities, the Company's operations could be harmed. Similarly, a major earthquake or other natural disaster near the Company's suppliers, like the one that occurred in Taiwan in September 1999, could disrupt the operations of those suppliers, which could limit the availability of products for the Company to distribute and harm the Company's business. In addition, California has recently experienced ongoing power shortages, which have resulted in "rolling blackouts." These blackouts could cause disruptions to our operations and the operations of our suppliers and customers. We are predominantly uninsured for losses and interruptions caused by earthquakes and power outages.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the expense related to those debt instruments and credit facilities that are tied to market rates. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at July 1, 2001 would not cause the interest expense paid with respect to our outstanding debt instruments to change by a material amount. Declines in interest rates over time will reduce our interest expense while increases in interest rates over time will increase our interest expense. As of July 1, 2001, we had not engaged in any significant foreign currency activity.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders of the Company held on May 29, 2001, the following matters were acted upon and approved by the stockholders:

     1.   The re-election of the following directors, each to a one-year term:

                  Edmond Tseng
                  Patrick Verderico
                  Donald W. Brooks
                  Calvin Lee
                  Edward S. Duh

     2.   To approve the change in the Company's name to "OSE USA, Inc.":

          Votes in Favor        Votes Against       Votes Withheld
          --------------        -------------       --------------
            132,665,897            155,382                9,220

     3. To increase the number of authorized shares of common stock of the Company to 300,000,000 and to increase the number of authorized shares of preferred stock of the Company to 20,000,000:

          Votes in Favor        Votes Against       Votes Withheld
          --------------        -------------       --------------
            123,991,494            280,979            8,558,026

     4. To increase the number of shares in the Company's employee stock purchase plan by 3,000,000, to an aggregate of 5,000,000:

          Votes in Favor        Votes Against       Votes Withheld
          --------------        -------------       --------------
            124,008,316            262,387            8,559,796

     5. To ratify the appointment of Grant Thornton LLP as independent accountants of the Company for the 2001 fiscal year:

          Votes in Favor        Votes Against       Votes Withheld
          --------------        -------------       --------------
            132,666,340             60,133              104,026


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OSE USA, Inc.



Date: August 16, 2001                   /s/ EDMOND TSENG
                                        -------------------------
                                            Edmond Tseng
                                            President, Chief Executive Officer
                                            and Acting Chief Financial Officer