Form 10-Q
period 2001-09-30
OSE USA INC
filed 2001-11-14
CIK 924101

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                         Commission file number: 0-27712


                                  OSE USA, Inc.
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

                               Yes _X_     No ___

Number  of  shares  of  common  stock  outstanding  as  of  November  14,  2001:
67,153,375. As of November 14, 2001 the Company also had 3,000,000 shares of Series A Convertible Preferred Stock and 3,023,255 shares of Series B Convertible Preferred Stock, outstanding, which are convertible at any time by the holder into 41,246,312 shares and 41,565,626 shares, respectively, of common stock.

                                TABLE OF CONTENTS


Part I.   Financial Information                                                  Page

          Item 1.  Financial Statements
                   Condensed Consolidated Balance Sheets .......................   3
                   Condensed Consolidated Statements of Operations .............   4
                   Condensed Consolidated Statements of Cash Flows .............   5
                   Notes to Condensed Consolidated Financial Statements ........   6

          Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ......................  11

          Item 3.  Qualitative and Quantitative Disclosures about Market Risk ..  19


Part II.  Other Information

          Item 1.  Legal Proceedings ...........................................  19

          Item 4.  Submission of Matters to a Vote of Security Holders .........  19

          Item 6.  Exhibits and Reports on Form 8-K ............................  19

          Signatures............................................................  20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  OSE USA, Inc.
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)


                                                                        (unaudited)
                                                                        September 30,    December 31,
                                                                            2001             2000
                                                                        -------------    ------------
Assets
  Current assets:
    Cash and cash equivalents                                             $  1,110         $  3,300
    Accounts receivable, net of allowance for doubtful accounts of          16,532           22,867
     $398 and $299, respectively
    Inventory                                                                  470              839
    Prepaid expense and other current assets                                   555              763
                                                                          --------         --------
         Total current assets                                               18,667           27,769

  Property and equipment, net                                                5,950            7,969
  Intangible assets, net                                                     4,380            4,928
  Other assets                                                                  11               11
                                                                          --------         --------
      Total assets                                                        $ 29,008         $ 40,677
                                                                          ========         ========

Liabilities, Redeemable
  Convertible Preferred Stock and
  Stockholders' Deficit
  Current liabilities:
    Bank debt and notes payable                                           $ 11,426         $ 18,000
    Accounts payable                                                           979              667
    Accounts payable - related parties                                      25,797           24,189
    Accrued expenses and other liabilities                                   2,817            2,872
                                                                          --------         --------
      Total current liabilities                                             41,019           45,728
  Deferred gain on sale of facilities                                          870              973
                                                                          --------         --------
      Total liabilities                                                     41,889           46,701
                                                                          --------         --------
  Redeemable convertible
    preferred stock                                                         11,100           11,100
                                                                          --------         --------
  Stockholders' deficit:
    Common stock, $.001 par value; 300,000,000
      shares authorized; 59,452,025 (2001) and
      56,373,229 (2000) shares issued and outstanding                           59               56
    Additional paid-in capital                                              55,104           54,882
    Accumulated deficit                                                    (79,144)         (72,062)
                                                                          --------         --------
      Total stockholders' deficit                                          (23,981)         (17,124)
                                                                          --------         --------
      Total liabilities, redeemable convertible
        preferred stock and stockholders' deficit                         $ 29,008         $ 40,677
                                                                          ========         ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  OSE USA, Inc.
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)


                                                      Three Months Ended         Nine Months Ended
                                                    -----------------------    ----------------------
                                                    Sept. 30,    October 1,    Sept. 30,     October 1,
                                                       2001         2000          2001          2000
                                                    ---------    ----------    ---------     ----------

Revenues                                            $  2,670      $  5,794      $  9,437      $ 19,872
Cost of revenues                                       3,247         6,014        10,272        18,803
                                                    --------      --------      --------      --------
Gross profit (loss)                                     (577)         (220)         (835)        1,069
                                                    --------      --------      --------      --------

Operating expenses:
     Selling, general & administrative                 1,240         1,419         3,743         5,156
     Research & development                              264           368           950           914
     Provision for impairment of assets                    0         1,389             0         1,389
                                                    --------      --------      --------      --------
      Total operating expenses                         1,504         3,176         4,693         7,459
                                                    --------      --------      --------      --------
Operating loss                                        (2,081)       (3,396)       (5,528)       (6,390)

Interest and other income                                 58            46           185           106
Interest expense                                        (225)         (471)       (1,074)       (1,353)
                                                    --------      --------      --------      --------
Net loss                                              (2,248)       (3,821)       (6,417)       (7,637)

Preferred stock dividend                                 224           102           667           306

                                                    --------      --------      --------      --------
Net loss applicable to common stockholders          ($ 2,472)     ($ 3,923)     ($ 7,084)     ($ 7,943)
                                                    ========      ========      ========      ========

Per share data:
     Net loss per share
        Basic and diluted                           ($  0.04)     ($  0.07)     ($  0.12)     ($  0.14)
                                                    ========      ========      ========      ========
     Number of shares used to
        compute per share data
        Basic and diluted                             59,452        56,204        59,411        55,589
                                                    ========      ========      ========      ========


The accompanying notes are an integral part of these financial statements.

                                  OSE USA, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                      For Nine Months Ended
                                                                -------------------------------
                                                                   Sept. 30,        October 1,
                                                                      2001             2000
                                                                --------------    --------------
Cash flows provided by (used in) operating activities
    Net loss                                                        ($6,417)        ($7,637)
  Adjustments:
    Depreciation and amortization                                     2,780           3,408
    Provision for excess and obsolete inventory                        --               367
    Provision for impairment of assets                                 --             1,389
    Gain on disposal of equipment                                      (211)           (103)
    Changes in assets and liabilities:
      Accounts receivable                                             6,335          (2,568)
      Inventories                                                       369            (207)
      Other assets                                                      208               9
      Accounts payable and accounts
        payable - related party                                       1,920           3,632
      Accrued liabilities                                              (535)           (440)
                                                                    -------         -------
        Net cash provided by (used in) operating activities           4,449          (2,150)
                                                                    -------         -------

Cash flows from investing activities
   Proceeds from disposal of equipment                                  115
  Capital expenditures                                                 (218)         (2,348)
                                                                    -------         -------
    Net cash used in investing activities                              (103)         (2,348)
                                                                    -------         -------

Cash flows from financing activities
  Proceeds from (reduction in) bank debt                             (6,574)              0
  Proceeds from note payable and other                                 --             1,000
  Proceeds from issuance of common stock, net                            38             124
                                                                    -------         -------
    Net cash provided by (used in) financing activities              (6,536)          1,124
                                                                    -------         -------

Net decrease in cash and cash equivalents                            (2,190)         (3,374)
Cash and cash equivalents at beginning of period                      3,300           5,371
                                                                    -------         -------
Cash and cash equivalents at end of period                          $ 1,110         $ 1,997
                                                                    =======         =======

Supplemental disclosure of cash flow information
  Cash paid for interest                                            $ 1,074         $ 1,353
  Common stock issued for preferred dividends                           203             408


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

     Within manufacturing, the Company assembles and packages integrated circuits from wafers consigned by its customers. The Company's focus is on quad flat packages ("QFPs"), ball grid array packages ("BGAs"), Micro Leadframe ("MLPs"), Flip Chips, and chip scale packaging ("CSPs") which are used in complex integrated circuits with high pin-counts in the personal computer and telecommunications industries. The Company also provides advanced design and assembly services to satisfy its customers' requirements.

     Within distribution, the Company is the exclusive North American sales and marketing organization for Orient Semiconductor Electronics, Ltd. ("OSE") of Taiwan, a public Taiwanese company and the Company's controlling stockholder. The Company is also the exclusive North American sales and marketing organization for affiliated company Orient Semiconductor Electronics Philippines, Inc. ("OSEP"). Revenues are derived exclusively from fees received on the sales of OSE and OSEP semiconductor assembly and test services to customers headquartered in North America, in accordance with a distribution agreement. The Company entered this segment of the market in October 1999 with the acquisition of OSE, Inc. ("OSEI").

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

     The results of operations for the three and nine month periods ended September 30, 2001 and October 1, 2000 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 2001.

     The Company has experienced fluctuating levels of demand and ongoing net operating losses. The Company has a line of credit in the amount of $15 million that has been extended through February 15, 2002. The line of credit is currently guaranteed by OSE. As a result of these circumstances, the Company's independent accountants' opinion on the Company's December 31, 2000 consolidated financial statements includes an explanatory paragraph to indicate that these matters raise substantial doubt about this Company's ability to continue as a going concern.

NOTE 2. NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (the "FASB") adopted SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Intangible Assets. SFAS No. 141 addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Upon adoption of SFAS No. 142, we will no longer amortize goodwill and intangible assets with indefinite lives. We are required to assess goodwill and intangible assets with indefinite lives for impairment in the year of adoption. We will not be able to determine the full effect of these new pronouncements on our financial position or our results of operations until we are able to complete our analysis of the impairment provisions of the new standards. Under existing accounting standards, our assessment of intangible assets indicated that no impairment existed as of September 30, 2001. In the event our analysis under the new guidance indicates these assets are impaired, we will be required to record a charge to our earnings in the year of adoption.

NOTE 3. BALANCE SHEET COMPONENTS:

     (In thousands)

                                   Sept. 30,     December 31,
                                     2001           2000
                                  ------------   ------------

     Inventory
          Raw materials               $436           $719
          Work in process               34            120
                                      ----           ----

                                      $470           $839
                                      ====           ====


NOTE 4. INCOME TAXES:

     No provision or benefit for income taxes was recorded for the three and nine month periods ended September 30, 2001 and October 1, 2000 as the Company operated at a loss. The Company believes the realization of its deferred tax asset is unlikely and accordingly has recorded an offsetting valuation allowance.

NOTE 5. NET LOSS PER SHARE:

     Net loss per basic and diluted share for the three and nine month periods ended September 30, 2001 and October 1, 2000 was computed using the weighted average number of common shares outstanding during the period but excluded the dilutive potential common shares from assumed conversions because of their anti-dilutive effect. Dilutive potential common shares include conversion of preferred shares (Note 7), and outstanding stock options and warrants using the treasury stock method. At September 30, 2001 there were options and warrants to purchase an aggregate of 14,398,734 shares of Common Stock. At October 1, 2000, there were options and warrants outstanding to purchase an aggregate of 12,836,253 shares of Common Stock.

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

     At September 30, 2001, borrowings of $11.4 million were less than the advance rate against qualified accounts receivable by $1.2 million. This under advance was available to the Company for borrowing as of September 30, 2001. The Company believes that its existing bank line of credit of $15.0 million, which expires February 15, 2002, will be further extended because it is guaranteed by the Company's principal stockholder, OSE.

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

     The holders of shares of Series A Preferred and Series B Preferred are entitled to dividends at the rate of $0.136 and $0.159, respectively, per annum per share payable semiannually on July 1 and January 1 each year. The dividends on Series A and Series B Preferred are payable in cash, shares of common stock or any combination of cash and shares of Common Stock, at the option of the holders of Series A and Series B Preferred. The holder of the Series A Preferred and Series B Preferred is entitled to the payment of $1.70 and $1.98 respectively, per share in the event of any liquidation, dissolution, or winding up of the Company. Dividends of approximately $687,000 and $102,000 are included in accrued liabilities as of September 30, 2001 and October 1, 2000, respectively. During the nine months ended September 30, 2001 the Company paid dividends to Series A and B shareholders by issuing approximately 2,720,000 shares of common stock.

NOTE 8. SEGMENTS

     The Company has two segments, manufacturing and distribution. Manufacturing comprises the semiconductor packaging services for quad flat packages ("QFPs"), ball grid array packages ("BGAs"), Micro Leadframe ("MLPs"), Flip Chip and chip scale packaging ("CSPs"). Distribution comprises the North American sales, marketing and technical support organization for OSE and OSEP. Commissions are earned from the sales for the semiconductor assembly and test services of OSE and OSEP. The customers are mainly US headquartered manufacturers of high-tech products such as video components, chip sets, graphics chips and logic components.


(In thousands)                      Manufacturing   Distribution    Eliminations      Total
                                    -------------   ------------    ------------      -----

Three Months Ended
September 30, 2001:
Revenues                              $  1,530          1,140        $   --           $  2,670
Interest income                           --              361             346               15
Interest expense                          (571)          --              (346)            (225)
Depreciation and amortization              499            188            --                687
Net income (loss)                       (2,802)           554            --             (2,248)
Total assets                            12,881         37,610         (21,483)          29,008
Expenditures for additions to
  long-lived assets                          3              2            --                  5


(In thousands)                      Manufacturing   Distribution    Eliminations      Total
                                    -------------   ------------    ------------      -----

Three Months Ended
October 1, 2000:
Revenues                              $  3,719        $ 2,075        $   --           $  5,794
Interest income                              3            195            (152)              46
Interest expense                          (623)          --               152             (471)
Depreciation and amortization              972            188            --              1,160
Net income (loss)                       (5,513)         1,692            --             (3,821)
Total assets                            16,721         43,327         (11,826)          48,222
Expenditures for additions to
  long-lived assets                        490             10            --                500

(In thousands)                      Manufacturing   Distribution    Eliminations      Total
                                    -------------   ------------    ------------      -----

Nine Months Ended
September 30, 2001:
Revenues                              $  5,947        $ 3,490                         $  9,437
Interest income                           --              789            (713)              76
Interest expense                        (1,787)          --               713           (1,074)
Depreciation and amortization            2,215            565                            2,780
Net income (loss)                       (7,861)         1,444                           (6,417)
Total assets                            12,881         37,610         (21,483)          29,008
Expenditures for additions to
 long-lived assets                         206             14                              220



Nine Months Ended
October 1, 2000:
Revenues                              $ 13,987        $ 5,885        $   --           $ 19,872
Interest income                             13            336            (243)             106
Interest expense                        (1,596)          --               243           (1,353)
Depreciation and amortization            2,845            563            --              3,408
Net income (loss)                      (10,912)         3,275            --             (7,637)
Total assets                            16,721         43,327         (11,826)          48,222
Expenditures for additions to
 long-lived assets                       2,323             25            --              2,348

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

Overview

     As a result of a reduction in orders from the Company's customers, the Company has had significant excess production capacity since the first quarter of 1997. The underutilization of capacity and resultant under-absorption of fixed costs resulted in operating losses that have continued through the third quarter of 2001. As a result of these circumstances, the Company's independent accountants' opinion on the Company's December 31, 2000 financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

     OSEI serves as the exclusive North American distributor for OSE, a public Taiwanese company and the Company's principal stockholder. OSEI also serves as the exclusive North American distributor for affiliated company OSE Philippines ("OSEP"). OSEI derives its revenues exclusively from fees received on the sales of OSE's and OSEP's semiconductor assembly and test services to customers headquartered in North America. On October 29, 1999, the Company acquired OSEI in a stock for stock exchange valued at approximately $4.7 million. In connection with the acquisition, the Company issued 25,910,090 shares of Common Stock to the OSEI shareholders. As a result of the transaction, OSEI is being operated as a wholly-owned subsidiary of the Company. The Company has reported consolidated results with OSEI since the acquisition date.

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

     The Company's business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and, at various times, has been subject to significant economic downturns and characterized by reduced product demand, rapid erosion of average selling prices and excess production capacity. In addition, rapid technological change, evolving industry standards, intense competition and fluctuations in end-user demand characterize the markets for integrated circuits. Since the Company's business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any future downturn in the semiconductor industry is expected to have an adverse effect on the Company's business, financial condition and results of operations. These general industry conditions continue to affect the Company's business for the nine months ending September 30, 2001. Furthermore, since the Company's expense levels are based in part on anticipated future revenue levels, if revenue were to fall below anticipated levels, the Company's operating results would be materially adversely affected.

     For the nine months ended September 30, 2001, the manufacturing segment of the Company has experienced an increase in the average selling price for its services and a decrease in production volume. This is due to changing product mix and the introduction of new products. Both the distribution and manufacturing segments are subject to intense competitive conditions. A decline in average selling prices of the Company's services, if not offset by reductions in the cost of performing those services, would decrease the Company's gross margins and materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to reduce its cost per unit.

Revenues

     The Company recognizes revenues upon shipment of products to its customers for the manufacturing segment. For the distribution segment, revenues are derived from fees received on the sales of OSE's and OSEP's semiconductor assembly and test services to customers headquartered in North America and revenues are recognized on a net commission basis.

     Revenues decreased 54% to $2.7 million for the three month period ended September 30, 2001 from $5.8 million for the three month period ended October 1, 2000. Revenues decreased 52% to $9.4 million for the nine month period ended September 30, 2001 from $19.9 million for the nine month period ended October 1, 2000.

Revenues for the three month period ended September 30, 2001 for the manufacturing segment were $1.5 million compared with $3.7 million for the comparable period in the prior fiscal year. Revenues for the nine month period ended September 30, 2001 for the manufacturing segment were $6.0 million compared with $14.0 million for the comparable period in the prior fiscal year. The decrease in revenues for the manufacturing segment are primarily due to decreased orders as a result of the general slowdown in the semiconductor industry, partially offset by higher average selling prices due to a change in product mix.

Revenues for the three month period ended September 30, 2001 for the distribution segment were $1.1 million compared with $2.1 million for the comparable period in the prior fiscal year. Revenues for the nine month period ended September 30, 2001 for the distribution segment were $3.5 million compared with $5.9 million for the comparable period in the prior fiscal year. The decrease in revenues for the distribution segment is primarily due to decreased orders as a result of the general slowdown in the semiconductor industry.

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

Gross Profit

     Cost of revenues includes materials, labor, depreciation and overhead costs associated with semiconductor packaging. Gross loss for the three and nine month periods ended September 30, 2001 was ($0.6) million and ($0.8) million respectively, compared with a gross loss of $0.2 million and a gross profit of $1.1 million for the comparable periods in the prior fiscal year. Gross loss as a percentage of revenues was (21%) and (9%) for the three and nine month periods ended September 30, 2001, compared to gross profit (loss) as a percentage of revenues of (3.8%) and 5.4%, respectively, for the comparable periods in the prior fiscal year. This decrease in gross profit for the three and nine month periods ended September 30, 2001 was primarily the result of a decrease in profit contribution by the distribution segment of $0.9 million and $2.2 million respectively. This was also due to lower revenue for the manufacturing segment of $2.2 million and $8.0 million respectively. This was due to lower unit shipments, partially offset by higher average selling prices as a result of a change in product mix.

Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal, and accounting costs. Selling, general and administrative expenses decreased 13% to $1.2 million and decreased 27% to $3.7 million respectively, for the three and nine month periods ended September 30, 2001. Selling, general and administrative expenses for the three and nine month periods ended October 1, 2000 were $1.4 million and $5.2 million, respectively. The $0.2 million and $1.4 million decreases for the three and nine month periods was due primarily to decreased spending in the sales and administration activities as a result of the October 2000 restructuring of the Company.

     As a percentage of revenues, selling, general and administrative expenses increased from 25% and 26% for the three and nine month periods ended October 1, 2000, respectively, to 46% and 40% for the three and nine month periods ended September 30, 2001 respectively. These increases were primarily due to the lower revenue levels in 2001.

Research and Development

     Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses decreased by 28% to $0.3 million, but increased by 4% to $1.0 million for the three and nine month periods ended September 30, 2001, respectively, over the comparable periods in 2000. This increase is primarily due to increased investment in new package development.

     As a percentage of revenues, research and development expenses increased from 6% and 5% for the three and nine month periods ended October 1, 2000, respectively, to 10% and 10% for the three and nine month periods ended September 30, 2001, respectively. These percentage increases were primarily due to lower revenue levels in 2001, as compared to the comparable periods in 2000.

Interest and Other Income

     Interest income is primarily comprised of interest earnings from investments in cash equivalents and short-term investments. Interest and other income increased from $46,000 and $106,000 for the three and nine month periods ended October 1, 2000, respectively, to $37,000 and $185,000 for the three and nine month periods ended September 30, 2001, respectively.

Interest Expense

     Interest expense consists of interest payable on bank debt. Interest expense was $0.5 million and $1.4 million for the three and nine month periods ending October 1, 2000 and $0.2 million and $1.1 million for the three and nine month periods ended September 30, 2001, respectively.

Provision for Income Taxes

     The Company did not record a provision for income tax for the three and nine month periods ended September 30, 2001 as the Company operated at a net loss.

Liquidity and Capital Resources

     During the nine month period ended September 30, 2001, the Company's net cash provided by operations was $4.4 million. Net cash provided by operations was comprised primarily of a net loss of $6.4 million, offset by $2.7 million of non-cash charges for depreciation and amortization, and a net decrease in working capital items of $8.1 million. The net decrease in working capital items primarily reflected a $6.3 million decrease in accounts receivable and a $1.9 million increase in accounts payable. At September 30, 2001, the Company had cash and cash equivalents of $1.1 million. The Company is operating under bank lines obtained in July and September 1999, amended on February 15, 2001 and extended to February 15, 2002.

     In the nine months ended September 30, 2001, investing activities used $218,000 for capital expenditures. The Company expects to spend approximately $200,000 on capital expenditures during the remainder of 2001 for the acquisition of equipment. Most of the Company's production equipment has historically been funded either through capital leases or term loans secured by production equipment, however, future expenditures are expected to be funded out of internal cash flow.

     During the nine months ended September 30, 2001, $6.6 million was used in financing activities to reduce the line of credit borrowing.

     The Company believes that existing cash balances, together with the renewal of existing bank lines, will be sufficient to meet its projected working capital and other cash requirements at least through the fourth quarter of 2001. On February 15, 2001, the Company entered into an amended line of credit agreement with two banks that provides for advances up to the lesser of $15.0 million (committed revolving credit line) or the advance rate against qualified accounts receivable (as defined). Over advances under this agreement are immediately payable to the lender. At September 30, 2001, borrowings of $11.4 million were less than the advance rate against qualified accounts receivable by $1.2 million. This under advance was available to the Company for borrowing as of September 30, 2001. The Company believes that its existing bank line of credit of $15.0 million, which expires February 15, 2002, will be further extended because it is guaranteed by the Company's principal stockholder OSE. There can be no assurances, however, that the bank line will be renewed or that lower than expected revenues, increased expenses, increased costs associated with the purchase or maintenance of capital equipment, or other events will not cause the Company to seek more capital, or capital sooner than currently expected. There can be no assurance that such additional financing will available when needed or, if available, will be available on satisfactory terms.

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

Customer Concentration

     The Company has been substantially dependent on a relatively small number of customers within the semiconductor industry. During the three and nine month periods ended September 30, 2001, Atmel Semiconductor accounted for approximately 21% and 25% respectively, of the Company's revenues. There can be no assurance that such customers or any other customers will continue to place orders with the Company in the future at the same levels as in prior periods. The loss of one or more of the Company's customers, or reduced orders by any of its key customers, would likely adversely affect the Company's business, financial condition, and results of operations.

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

Design and Engineering of New Products

     The Company believes that its competitive position depends substantially on its ability to design new semiconductor packages in high demand and to develop manufacturing capabilities for such products. These products include Ball Grid Array (BGA), Chip Scale Packages (CSP), Micro Leadframe (MLP), Flip Chip, and Quad Flat Pack (QFP) packages. The Company plans to continue to make investments in the development and design of such packages, and to develop its expertise and capacity to manufacture such products. There can be no assurance that the Company will be able to utilize such new designs or be able to utilize such manufacturing capacity in a timely manner, that the cost of such development will not exceed management's current estimates or that such capacity will not exceed the demand for the Company's services. In addition, the allocation of Company resources into such development costs will continue to increase the Company's operating expenses and fixed costs. The Company's inability to generate the additional revenues necessary to make use of such developments and investments would have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the expense related to those debt instruments and credit facilities that are tied to market rates. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at September 30, 2001 would not cause the interest expense paid with respect to our outstanding debt instruments to change by a material amount. Declines in interest rates over time will reduce our interest expense while increases in interest rates over time will increase our interest expense. As of September 30, 2001, the Company had not engaged in any significant foreign currency activity.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 12, 2001 a former supplier filed suit against the Company for the value of product supplied to the Company - product which proved to be defective and was returned to the supplier. This former supplier is seeking payment for the defective product in the amount of approximately $13,000. The Company believes there is no merit to this lawsuit and that the amount involved is immaterial to the Company's financial condition.

The Company is not a party to any other legal proceedings.

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


                                      OSE USA, Inc.



Date:  November 14, 2001              /s/ EDMOND TSENG
                                      ------------------
                                         Edmond Tseng
                                         President, Chief Executive Officer
                                         and Acting Chief Financial Officer