Form 10-K
period 2001-12-31
OSE USA INC
filed 2002-03-29
CIK 924101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    Form 10-K
(Mark One)
[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2001

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from ________to _________
                         Commission File Number 0-27712

      OSE USA, Inc. (Exact Name of Registrant as Specified in its Charter)

           Delaware                                  77-0309372
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

2221 Old Oakland Road                                95131-1402
San Jose, California                                 (Zip Code)
(Address of principal executive offices)

        Registrant's telephone number including area code: (408) 321-3600
      Securities registered pursuant to Section 12(g) of the Exchange Act:
                         Common Stock, $.001 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company as of March 19, 2002, was approximately $360,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock outstanding as of March 19, 2002 was 82,279,607. The Registrant also had 3,000,000 shares and 3,023,225 shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively, outstanding on such date which is convertible at any time by the holder into 41,246,312 shares and 41,565,626 shares, respectively, of Common Stock.

                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                              Page
Part I

           Item 1.     Business................................................................  3
           Item 2.     Properties.............................................................. 12
           Item 3.     Legal Proceedings....................................................... 12
           Item 4.     Submission of Matters to a Vote of Security Holders..................... 12

Part II

           Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters... 13
           Item 6.     Selected Financial Data................................................. 14
           Item 7.     Management's Discussion and Analysis of Financial Condition and
                         Results of Operations................................................. 15
           Item 7a.    Quantitative and Qualitative Disclosures About Market Data.............. 23
           Item 8.     Financial Statements and Supplemental Data.............................. 24
           Item 9.     Changes in and Disagreements with Accountants on Accounting and
                         Financial Disclosure.................................................. 48

Part III

           Item 10.    Directors and Executive Officers of the Registrant...................... 49
           Item 11.    Executive Compensation.................................................. 49
           Item 12.    Security Ownership of Certain Beneficial Owners and Management.......... 49
           Item 13.    Certain Relationships and Related Transactions.......................... 49

Part IV.

           Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K......... 49

SIGNATURES..................................................................................... 53

                                     PART I

This Annual Report of OSE USA, Inc. Form 10-K contains forward-looking statements, particularly those identified with the words, "anticipates," "believes," "expects," "plans," and similar expressions. These statements reflect management's best judgment based on factors known to them at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The reader should carefully consider the risk factors discussed under "Risk Factors," among others, in evaluating the Company's prospects and future financial performance.


Item 1.  Business

     OSE USA, Inc. ("The Company") formerly Integrated Packaging Assembly Corporation, was incorporated in California on April 28, 1992 and reincorporated in Delaware on June 19, 1997. The Company has two operating segments: (1) manufacturing and (2) distribution.

     The manufacturing segment assembles and packages integrated circuits from wafers consigned by its customers. The Company's focus is on quad flat packages ("QFPs"), thin quad flat packages ("TQFPs"), ball grid array packages ("BGAs"), flip chips, and chip scale packaging ("CSPs"), which are used in complex integrated circuits with high pin-counts in the personal computer and telecommunications industries.

     The distribution segment is the exclusive North American sales and marketing organization for Orient Semiconductor Electronics, Ltd. ("OSE") of Taiwan, a public Taiwanese company and the Company's principal stockholder. The Company is also the exclusive North American sales and marketing organization for affiliated company Orient Semiconductor Electronics Philippines, Inc. ("OSEP"). Revenues are derived from fees received on the sales of OSE and OSEP semiconductor assemblies and test services to customers headquartered in North America. The Company's distribution operations are conducted through its wholly owned subsidiary OSE Inc. ("OSEI")

Manufacturing

Semiconductor Packaging Services

     The Company has focused on packages designed for assembly using Surface Mount Technology ("SMT") in which leads on integrated circuits are soldered to the surface of the printed circuit board. Within the SMT market, the Company focuses on high pin-count packages, such as Quad Flat Packages ("QFPs") and Thin Quad Flat Packages ("TQFPs"). The Company offers eight different QFP and TQFP families with body sizes ranging from 7x7 mm to 32x32 mm and lead counts from 32 to 256 leads, two Plastic Ball Grid Array ("PBGA")/ Cavity Down Ball Grid Array ("CDBGA") families with body sizes of 27x27 and 35x35 with ball counts from 225 to 532 balls, three Low Profile Fine Pitch Ball Grid Array ("LFBGA")/Thin Profile Fine Pitch Ball Grid Array ("TFBGA") families with ball counts from 144 to 196 balls and several Micro Lead Frame package (MLP or QFN). Integrated circuits packaged by the Company are used in the following applications: personal computers, modems, disk drives, automobiles, cameras and telecommunications, among others. Since inception, QFPs and TQFPs have accounted for substantially all of the Company's packaging revenues.

     Packaging involves several manufacturing operations, which are highly automated to facilitate high volume production. The assembly process begins with the mounting of a finished, tested wafer onto a carrier. After a dicing saw cuts the wafer into individual die, the cut wafer is moved to a die bonder which picks each good die off the wafer and bonds it to a lead frame with epoxy resin. A lead frame is a miniature sheet of metal, generally made of copper with selective silver-plating on which the pattern of input/output (I/0) leads has been cut. Next, very fine (typically 0.001 inches in diameter) gold wires are connected to the die and the leads through the use of automated machines known as wire bonders. These wire leads provide the electrical path necessary for the device to function. Each die is then encapsulated in a plastic casing and marked. The leads protruding from the finished casing are then plated with tin and lead composition to permit the leads to be connected to the printed circuit board. At the end of the packaging process, the leads are trimmed and formed into requisite shapes. After this packaging process is complete, the devices undergo final inspection and are prepared for shipment.

     The Company shipped approximately 15.8 million devices in 1999, approximately 19.5 million devices in 2000 and approximately 5.3 million devices in 2001. Since the fourth quarter of 1996, the Company has had excess manufacturing capacity. The Company's manufacturing capacity utilization is a function of the mix of different package types produced by the Company at any one time and the proportion of standard production runs compared to expedited production runs. Thus, as the Company shifts its production among different package types or allocates a different amount of available capacity to standard production runs, the rate of the Company's capacity utilization changes, at times significantly.

     The Company has made substantial investments in expanding its manufacturing capacity during its operating history, in anticipation of increased future business. Since early 1997, the Company has incurred net losses as revenues dropped substantially, while overhead and fixed costs increased, with the result that there was substantial underutilized manufacturing capacity. The Company continues to operate with significant underutilized capacity. There can be no assurance that the Company will receive orders from new or existing customers that will enable it to utilize such manufacturing capacity in a timely manner. The Company is developing a plan to reduce its excess production capacity by either transferring excess equipment to OSE and/or looking for buyers for certain equipment.

     The Company's inability to generate the additional revenues necessary to more fully utilize its capacity has had and will continue to have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company intends to focus more of its operations on quick-turn and engineering lot assemblies to improve its profitability, due to the fact that quick-turn and engineering lot assemblies provide higher profit margins. To achieve this objective, the Company recently restructured its internal sales force and increased the frequency of customer contacts. The Company is also working on using outside sales representatives in promoting the Company to new customers throughout the United States.

     The semiconductor packaging business is capital intensive and requires a substantial amount of highly automated, expensive capital equipment, which is manufactured by a limited number of suppliers, many of which are located in Asia or Europe. The Company's operations are significantly dependent upon the Company's ability to obtain capital equipment for its manufacturing operations in a timely manner. In this regard, the Company spent approximately $2.6 million and $290,000 in 2000 and 2001, respectively and expects to continue spending to purchase capital equipment in 2002 in order to continue to meet industry manufacturing requirements. The Company currently purchases capital equipment from a limited group of suppliers including Dai-Ichi Seiko Co., Ltd., ESEC SA and Kaijo Corporation. The Company has no long-term agreement with any such supplier and acquires such equipment on a purchase order basis. The market for capital equipment used in semiconductor packaging has at times been characterized by intense demand, limited supply and long delivery cycles. The Company's dependence on such equipment suppliers poses substantial risks. Should any of the Company's major suppliers be unable or unwilling to provide the Company with high quality capital equipment in amounts necessary to meet the Company's requirements, the Company would experience severe difficulty locating alternative suppliers in a timely fashion and its operations could be materially adversely affected.

Quality Control

     The Company believes that total quality management is a vital component of customer satisfaction and internal productivity. The Company has established quality control systems, which are designed to maintain acceptable manufacturing yields at quick turn engineering lots and small scale production. The Company has also developed a sophisticated proprietary software program for material resource planning, shop floor control, work in process tracking, statistical process control and product costing. The Company obtained certification for its packaging operations pursuant to ISO 9002 in December 1996 and recertification in March 2002.

     As of December 31, 2001, the Company's quality control staff consisted of engineers, technicians and other employees who monitor the Company's design and production processes in order to ensure high quality. These employees include line inspectors who work with members of the production staff to conduct examination, testing and fine-tuning of products during the production process. Quality control personnel are involved from initial design to production. The quality control staff also collects and analyzes data from various stages of the production process, which is used by the Company for statistical process control.

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

Marketing and Sales

     The Company's business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and, at various times (including currently), has been subject to significant economic downturns and characterized by reduced product demand, rapid erosion of average selling prices and production over capacity. In addition, rapid technological change, evolving industry standards, intense competition and fluctuations in end user demand characterize the markets for integrated circuits. Because the Company's business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any downturn in the semiconductor industry is expected to have an adverse effect on the Company's business, financial condition and results of operations. For example, delays or rescheduling of orders due to a downturn or anticipated downturn in the semiconductor industry have in the past and could in the future have a material adverse effect on the Company's business, operating results and financial condition. The trend in the industry is that most high volume production will continue moving to the low manufacturing cost areas and the local manufacturers will serve the market where manufacturing offshore is restricted or not cost effective; or where fast turn-around is required. The Company believes that it can serve both of these markets by transferring the high volume production to its parent in Taiwan and while maintaining appropriate manufacturing capacity in the U.S. for the quick turn and small volume production market.

     In addition, the Company has been substantially dependent on a relatively small number of customers within the semiconductor industry. The high concentration  of business  with a limited  number of  customers  has  adversely affected the Company's operating results, when business volume dropped substantially for several customers. There can be no assurance that such customers or any other customers will continue to place orders with the Company in the future at the same levels as in prior periods. In recent years, the Company's need for additional financing, and the uncertainty as to whether such financing could be obtained, adversely affected the

Company's ability to obtain new customers. The loss of one or more of the Company's customers, or reduced orders by any of its key customers, would adversely affect the Company's business, financial condition and results of operations. In order to deal with this, the Company intends to diversify its customer base by adding more new customers into its portfolio. By restructuring its sales force and using outside sales representatives, the Company believes it will mitigate the impact of customer concentration. In 2001, Atmel Semiconductor and ATI Technologies, Ltd. accounted for 14% and 6%, respectively, of the Company's revenues. Atmel Semiconductor and Orbit Semiconductor accounted for 32% and 5%, respectively, of the Company's revenues in 2000. Atmel and Orbit accounted for 30% and 15%, respectively, of the Company's revenues in 1999. Atmel Semiconductor significantly reduced their orders during the second half of 2000. The Company ships its products in accordance with customer purchase orders and upon receipt of semiconductor wafers from its customers. The Company generally ships products within one to seven days after receiving the customer's wafers, and accordingly, the Company has not, to date, had a material backlog of orders. The Company expects that revenues in any quarter will be substantially dependent upon orders received in that quarter. The Company's expense levels are based in part on its expectations of future revenues and the Company may be unable to adjust costs in a timely manner to compensate for any revenue shortfall.

The Company's marketing and sales efforts are focused on North American semiconductor companies that design or manufacture IC devices which are used in applications such as personal computers, modems, disk drives and telecommunication products. Within such markets, the Company emphasizes packaging complex, high pin-count products. The Company sells its services directly through its sales and customer support organization. The Company assists its customers in evaluating designs with respect to manufacturability and when appropriate recommends design changes to reduce manufacturing costs and lead times. The Company also offers design services for a fee.

Risk factors

Risk of dependence on raw material suppliers

     To maintain competitive manufacturing operations, the Company must obtain from its suppliers, in a timely manner, sufficient quantities of acceptable materials at expected prices. The Company obtains most of its raw materials, including critical materials such as lead frames and die attach compound, from a limited group of suppliers. Substantially all molding compound, a critical raw material, is obtained from a single supplier. From time to time, suppliers have extended lead times or limited the supply of required materials to the Company because of supplier capacity constraints and, consequently, the Company has experienced difficulty in obtaining acceptable raw materials on a timely basis. In addition, from time to time, the Company has rejected materials from those suppliers that do not meet its specifications, resulting in declines in output or yield. Any interruption in the availability of or reduction in the quality of materials from these suppliers would materially adversely affect the Company's business, financial condition and results of operations. The Company's ability to respond to increased orders would also be adversely affected if the Company is not able to obtain increased supplies of key raw materials.

Risk of no long-term contracts with suppliers

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

Risk related to high fluctuation in the semiconductor industry

     The Company's business is highly related to the semiconductor industry. The semiconductor industry is comprised of different market segments based on device type and the end use of the device. Accordingly, within the semiconductor industry, demand for production in a particular segment may be subject to more significant fluctuations than other segments. If any of the Company's significant customers are in a segment, which has experienced adverse market conditions, there would be an adverse effect on the Company's business, financial condition and operating results. There can be no assurance that reduced demand, or the general economic conditions underlying such demand, will not continue to adversely affect the Company's results of operations. Furthermore, there can be no assurance that any such continuation or expansion of this reduced demand will not result in an additional and significant decline in the demand for the products produced by the Company's customers and a corresponding material adverse impact on the Company's business, operating results and financial condition.

Risk of losing technological and manufacturing expertise

     The semiconductor packaging industry is continuously going through technological changes, which requires increased technological and manufacturing expertise. If the Company is lagging in developing the required expertise, the introduction of new packaging technologies, or a reduction or shift away from the packages under development, this would result in a material adverse effect on the Company's business, financial condition and results of operations.

Risk related to patent infringement

     As is typical in the semiconductor industry, the Company may receive communications from third parties asserting patents on certain of the Company's technologies. In the event any third party was to make a valid claim and a license was not available on commercially reasonable terms, the Company's business, financial condition and results of operations could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on the Company's business, financial condition and results of operations. At December 31, 2001, the Company was not a party to any litigation relating to patent or other intellectual property matters.

Risk related to the short- term nature of customer orders and product cycle

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

Risk related to political, economic, and military conditions in Taiwan

     The Company may be significantly impacted by the political, economic and military conditions in Taiwan due to the Company's subsidiary, OSEI, being a distributor for OSE whose operations are principally located in Taiwan. Taiwan and the People's Republic of China are continuously engaged in political disputes. Such disputes may continue and even escalate, resulting in economic embargo, a disruption in shipping or even military hostilities. This could severely harm OSEI's business by interrupting or delaying production or shipment of products OSEI distributes. Any kind of activity of this nature or even rumors of such activity could severely and negatively impact the Company's results of operations and financial position.

Risk related to geographical location

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

Competition

     The semiconductor packaging industry is highly competitive. The Company currently faces substantial competition from established packaging foundries located in Asia, such as Advanced Semiconductor Assembly Technology in Hong Kong, Advanced Semiconductor Engineering, Inc. and Siliconware in Taiwan, Amkor Technology and ChipPAC in Korea, and other subcontractors in Singapore, Taiwan, Malaysia and Indonesia. Each of these companies has significantly greater manufacturing capacity, financial resources, research and development operations, marketing and other capabilities than the Company and has been operating for a significantly longer period of time than the Company. Such companies have also established relationships with many large semiconductor companies, which are current or potential customers of the Company. The Company could face substantial competition from Asian packaging foundries should one or more of such companies decide to establish foundry operations in North America. The Company also faces competition from other independent, North American packaging foundries. The Company also competes with companies with in-house packaging capabilities as current and prospective customers constantly evaluate the Company's capabilities against the merits of in-house packaging. Many of the Company's customers are also customers of one or more of the Company's principal competitors. The principal elements of competition in the semiconductor packaging market include delivery cycle times, price, product performance, quality, production yield, responsiveness and flexibility, reliability and the ability to design and incorporate product improvements. The Company believes it principally competes on the basis of shorter delivery cycle times it can offer customers due to the close proximity of its manufacturing facility to its customers' operations and the end users of its customers' products.

     For the past several years, the Company has experienced a decline in the average selling prices for a number of its products. During 2001 the manufacturing segment of the Company shifted its focus to lower volume, faster turnaround production, which generates higher average selling prices. The Company expects that average selling prices for its products will increase in the future due to this change in business strategy. The distribution segment of the Company will continue to follow the pricing guidelines set by OSE in order to compete in the global market.

Research and Development

     The Company's research and development efforts are focused on improving the efficiency and capabilities of its production processes, and on developing new packages by making improvements upon commercially available materials and technology. Particular emphasis is on developing new packages and processes that will offer a wider range of services to its customers. BGA (ball grid array), LFBGA (low profile fine pitch ball grid array), QFN, and Flip Chip processes were placed into service in 2001. Developments for 2002 are expected to include enhancements to the Flip Chip process along with development of stacked die processes, flip chip/wire bond hybrid package and Systems in a Package (SIP) capability. These developments will enable the Company to provide new packaging services to its customers. The Company also works closely with the manufacturers of its packaging equipment in designing and modifying the equipment used in the Company's production process.

     As of December 31, 2001, the Company employed 7 persons in research and development activities. In addition, other management and operational personnel are involved in research and development activities. The Company supplements its research and development efforts with business and technological alliances. In 1999, 2000, and 2001, the Company's research and development expenses were approximately $727,000, $1,308,000, and $1,285,000, respectively. The Company expects to continue to invest significant resources in research and development.

     The Company has focused its manufacturing resources on plastic QFPs, LFBGAs, QFN and Flip Chip packages for use with SMT, and the Company has neither the capability nor the intent to provide services to other substantial segments of the semiconductor packaging market. For example, the Company has no capacity to manufacture packages for use with PTH technology, nor does the Company presently intend to manufacture packages using materials other than plastic, such as ceramic. Technological change in the semiconductor packaging industry is continuous and in the future semiconductor manufacturers are expected to require increased technological and manufacturing expertise. OSE provides the Company manufacturing and research and development support through providing engineering staff and engineering advice.

Intellectual Property

     The Company's success depends in part on its ability to obtain patents and licenses and to preserve other intellectual property rights relating to its manufacturing processes. As of December 31, 2001, the Company held thirteen U.S. patents, which expire between 2012 and 2017, and an additional patent application, which has been filed and is pending. The Company expects to continue to file patent applications when appropriate to protect its proprietary technologies; however, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than on its patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to the Company. Moreover, there can be no assurance that any patent rights will be upheld in the future or that the Company will be able to preserve any of its other intellectual property rights.

Environmental Matters

     The semiconductor packaging process involves a significant amount of chemicals and gases that are subject to extensive governmental regulations. For example, liquid waste is produced at the stage at which silicon wafers are diced into chips with the aid of diamond saws and cooled with running water. In addition, excess materials on leads and moldings are removed from packaged semiconductors in the trim and form process. The Company has installed equipment to collect certain solvents used in connection with its manufacturing process and has contracted with independent waste disposal companies to remove such hazardous material.

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

Employees

     As of December 31, 2001, the Company had 146 full time employees, 108 of whom were engaged in manufacturing, 7 in research and development, 15 in sales and customer service, and 16 in finance and administration. Among the 146 employees, 124 were working for the manufacturing segment and 22 were working for the distribution segment. The Company's employees are not represented by any collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good. The success of the Company's future operations depends in large part on the Company's ability to attract and retain highly skilled technical, manufacturing and management personnel. There can be no assurance that the Company will be successful in attracting and retaining key personnel.

Executive Officers

     The executive officers of the Company are as follows:

     Name          Age                         Position(s)
---------------   -----     ----------------------------------------------------
Edmond Tseng       55       Chairman of the Board of Directors, President, Chief
                            Executive Officer and Director
Gerald K. Fehr     64       Executive Vice President, Chief Technology Officer
Elton Li           40       Corporate Controller, Chief Accounting Officer
Chris BK Ooi       47       Vice President, Operations

     Edmond Tseng has been President and Chief Executive Officer of OSE USA Inc. since November 2000 and President and Chief Executive Officer of OSE, Inc. since 1990. Mr. Tseng has been a Director and Chairman of the Board of Directors since April 1999. From June 1985 to December 1989, Mr. Tseng served as Director of Packaging Technology at Condata, Incorporated.

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

     Elton Li joined the Company in December 2001 as Corporate Controller, and Chief Accounting Officer. From April 1995 to November 2001, Mr. Li served as Controller of A-Plus Manufacturing Corporation, an electronic manufacturing service (EMS) company. Prior to that, Mr. Li held various accounting positions in leading firms in the public accounting and hospitality industries.

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

Item 2.  Properties

     The Company's principal operations are located in an approximately 82,000 square foot building, which it occupies under a ten-year lease, which expires in January 2008. The Company leases a separate 2,500 square foot building, with an initial term of five years, approximately 2 miles from the Company's principal facility, for its advanced electroplating system. The Company also leases space for the sales offices of OSEI located in Boston, Massachusetts and Phoenix, Arizona. On November 14, 2000, the Company entered into a sublease agreement with a subsidiary of OSE for the lease of 16,480 square feet of building space through January 19, 2008. The Company believes its existing facilities are adequate to meet its needs for the foreseeable future. Since the Company does not currently operate multiple facilities in different geographic areas, a disruption of the Company's manufacturing operations resulting from various factors, including sustained process abnormalities, human error, government intervention or a natural disaster such as fire, earthquake or flood, could cause the Company to cease or limit its manufacturing operations and consequently would have a material adverse effect on the Company's business, financial condition and results of operations.

Item 3.  Legal Proceedings

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter to a vote of security holders.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     As of March 19, 2001, there were approximately 318 beneficial owners of the Company's Common Stock. The Company's Common Stock is listed for quotation on the OTC Bulletin Board under the Symbol "OSEE". The following table sets forth for the periods indicated, the high and low prices of the Company's Common Stock.

Fiscal Year Ended December 31, 2000                  High         Low
-------------------------------------------        -------      -------
  First Quarter                                     $0.66        $0.37
  Second Quarter                                    $0.58        $0.21
  Third Quarter                                     $0.47        $0.16
  Fourth Quarter                                    $0.37        $0.06

Fiscal Year Ended December 31, 2001                  High         Low
-------------------------------------------        -------      -------
  First Quarter                                     $0.16        $0.05
  Second Quarter                                    $0.13        $0.04
  Third Quarter                                     $0.12        $0.02
  Fourth Quarter                                    $0.05        $0.02

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

     The Company has not paid any cash dividends on its Common Stock and currently intends to retain any future earnings for use in its business. Accordingly, the Company does not anticipate that any cash dividends will be declared or paid on the Common Stock in the foreseeable future. In addition, the Company's bank line of credit does not permit the payment of dividends, except for certain dividends on the Company's Series A and Series B Convertible Preferred shares. In 2001, Company paid dividends of $408,000 on the Series A Convertible Preferred Stock by issuing 6,010,323 shares of Common Stock and paid dividends of $246,000 on the Series B Convertible Preferred Stock by issuing 3,956,983 shares of Common Stock. In 2000, the Company paid dividends of $419,000 on the Series A convertible Preferred Stock by issuing 1,251,063 shares of Common Stock. Dividends payable of $444,000 at December 31, 2001 were satisfied via issuance of 14,800,000 shares of common stock in 2002.

Item 6.  Selected Financial Data

Information listed below was derived from the audited financial statements of the respective years.

                                                                         Year Ended December 31, (1)
                                                           1997        1998        1999        2000        2001
                                                         --------    --------    --------    --------    --------
(In thousands, except per share data)
Statement of Operations Data:
   Revenues ..........................................   $ 19,744    $ 23,281    $ 17,441    $ 24,167    $ 11,765
   Cost of revenue ...................................     24,089      29,114      23,500      23,117      12,727
                                                         --------    --------    --------    --------    --------
  Gross profit (loss) ................................     (4,345)     (5,833)     (6,059)      1,050        (962)
                                                         --------    --------    --------    --------    --------
  Operating expenses:
    Selling, general and administrative ..............      5,167       4,068       3,651       7,215       5,199
    Research and development .........................      1,276       1,101         727       1,308       1,285
    Provision for impairment of assets ...............      3,000      18,200          --       1,389          --
                                                         --------    --------    --------    --------    --------
      Total operating expenses .......................      9,443      23,369       4,378       9,912       6,484
                                                         --------    --------    --------    --------    --------
  Operating loss .....................................    (13,788)    (29,202)    (10,437)     (8,862)     (7,446)
  Interest and other income ..........................        971       1,209          72         159         193
  Interest expense ...................................     (2,185)     (1,783)     (1,555)     (1,836)     (1,272)
                                                         --------    --------    --------    --------    --------
  Loss before income taxes and
    extraordinary gains ..............................    (15,002)    (29,776)    (11,920)    (10,539)     (8,525)
  Tax benefit ........................................         --          --          --          --        (426)
                                                         --------    --------    --------    --------    --------
  Loss before extraordinary gains ....................    (15,002)    (29,776)    (11,920)    (10,539)     (8,099)
  Extraordinary gains ................................         --          --       2,047          --          --
                                                         --------    --------    --------    --------    --------
  Net loss ...........................................    (15,002)    (29,776)     (9,873)    (10,539)     (8,099)
  Preferred stock dividend ...........................         --          --        (308)       (413)       (889)
  Deemed dividends on preferred stock ................         --          --      (6,800)         --          --
                                                         --------    --------    --------    --------    --------
  Net loss applicable to common
    stockholders .....................................   ($15,002)   ($29,776)   ($16,981)   ($10,952)     (8,988)
                                                         ========    ========    ========    ========    ========
  Net loss per share (1):
    Basic ............................................     ($1.08)   ($  2.12)   ($  0.68)   ($  0.20)   ($  0.15)
    Diluted ..........................................     ($1.08)   ($  2.12)   ($  0.68)   ($  0.20)   ($  0.15)
  Number of shares used to compute
  per share data (1):
    Basic ............................................     13,898      14,046      24,957      55,676      60,865
    Diluted ..........................................     13,898      14,046      24,957      55,676      60,865


                                                           1997        1998        1999        2000        2001
                                                         --------    --------    --------    --------    --------
  Balance Sheet Data:
    Working deficit ..................................    ($5,877)   ($16,085)   ($16,687)   ($17,959)   ($23,106)
    Total assets .....................................     55,482      18,728      51,648      40,677      28,672
    Long-term obligations / deferred
      gains ..........................................     14,249       1,249       1,111         973         836
     Redeemable convertible

      preferred stock ................................         --          --       5,100      11,100      11,100
    Total stockholders' equity (deficit) .............    $26,238    ($ 3,207)   ($ 6,723)   ($17,124)   ($25,387)

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

Overview

     As a result of a reduction in orders from the Company's customers, the Company has had significant excess production capacity since the first quarter of 1997. The reduction in revenues and underutilization of capacity and the resulting underabsorption of fixed costs resulted in operating losses that continued in 2001. As a result of these circumstances, the Company's independent accountants' opinion on the Company's December 31, 2001 financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

     In April 1999, Orient Semiconductor Electronics, Limited ("OSE") purchased 4,000,000 shares of the Company's Series A Convertible Preferred Stock, convertible into approximately 55,000,000 shares of the Company's Common Stock for $6.8 million. As part of this transaction, the Company's secured creditors agreed to terminate their legal actions and restructured the Company's secured debt. On August 4, 1999, OSE converted 1,000,000 preferred shares into 13,748,771 shares of common stock. On December 26, 2000, OSE purchased 3,023,225 shares of the Company's Series B Convertible Preferred Stock, convertible into approximately 42,000,000 shares of the Company's Common Stock for $6.0 million.

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

Results of Operations For The Years Ended December 31, 1999, 2000, and 2001

     The following table sets forth, for the periods indicated, certain items in the Company's statement of operations as a percentage of revenues:

                                                    1999       2000       2001
                                                   -----      -----      -----
Revenues ......................................    100.0%     100.0%     100.0%
Cost of revenues ..............................    134.7       95.7      108.2
                                                   -----      -----      -----
Gross profit (loss) ...........................    (34.7)       4.3       (8.2)
                                                   -----      -----      -----
Operating expenses:
  Selling, general and administrative .........     20.9       29.9       44.2
  Research and development ....................      4.2        5.4       10.9

  Provision for impairment of assets ..........       --        5.7         --
                                                   -----      -----      -----
    Total operating expenses ..................     25.1       41.0       55.1
                                                   -----      -----      -----
Operating loss ................................    (59.8)     (36.7)     (63.3)
Interest and other income .....................      0.4        0.7        1.7
Interest expense ..............................     (8.9)      (7.6)     (10.8)
                                                   -----      -----      -----
Loss before extraordinary
  gain and preferred stock dividends ..........    (68.3)     (43.6)     (72.4)

Extraordinary gain ............................     11.7         --         --
 Tax Benefit ..................................       --         --       (3.6)
                                                   -----      -----      -----
Net loss before preferred stock dividends .....    (56.6)%    (43.6)%    (68.8)%
                                                   =====      =====      =====

Revenues

     The Company's manufacturing operating segment generally recognizes revenue upon shipment of its products. The distribution segment earns revenue through a distributor agreement with OSE. Total revenues decreased 51.2% to $11.8 million in 2001, from $24.2 million in 2000. Revenue increased 39.1% to $24.2 million in 2000, from $17.4 million in 1999. The decrease in revenues in 2001 was primarily due to the weakness in the overall semiconductor industry. The increase in revenue in 2000 was primarily due to the inclusion of the new distribution segment revenues of OSEI for the entire year. The revenues in 2001, 2000, and 1999 include $4.6 million, $7.6 million, and $1.2 million attributable to the distribution segment.

Gross Profit (Loss)

     Cost of revenues includes materials, labor, depreciation and overhead costs associated with semiconductor packaging. There is no cost of service related to the distribution revenues. Gross loss of approximately $1.0 million in 2001 was a $2.0 million decrease from the $1.0 million gross profit in 2000. Gross profit of $1.0 million in 2000 was a $7.1 million improvement over the $6.1 million gross loss in 1999. The distribution segment recorded a gross profit of $4.6 million in 2001, $7.6 million in 2000 and $1.2 million in 1999. Excluding the distribution segment, the gross loss of $5.6 million in 2001 was a $1.0 million improvement over the 2000 gross loss of $6.6 million. The $6.6 million gross loss in 2000 was a $0.7 million improvement over the 1999 gross loss of $7.3 million. The decrease in 2000 and 2001 gross loss, excluding distribution segment, was due to a work force reduction in October 2000, in response to continued weak demand.

Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal and facilities costs. Selling, general and administrative expenses were $5.2 million in 2001, $7.2 million in 2000, and $3.7 million in 1999. Selling, general and administrative expenses in 2001, 2000 and 1999 included $4.1 million, $4.1 million and $0.5 million, respectively, attributable to OSEI. Excluding OSEI, selling, general and administrative expenses decreased by $2.0 million in 2001, $0.1 million in 2000 as compared to 1999 due to reduced spending. The spending reduction was achieved mainly through the work force reduction.

     As a percentage of revenues, selling, general and administrative expenses increased to 44.2% in 2001 compared to 29.9% in 2000 and 20.9% in 1999. The fluctuation from 1999 to 2000 in percentages reflects the changes resulting from the acquisition of OSEI. The fluctuation from 2000 to 2001 in percentages was mainly caused by the 51.2% revenue decrease in 2001.

Research and Development

     Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses were $1.3 million in 2001, $1.3 million in 2000, and $0.7 million in 1999.

     As a percentage of revenues, research and development expenses were 10.9% in 2001, 5.4% in 2000, and 4.2% in 1999. The increase in research and development expenses as a percentage of revenue from 2000 to 2001 resulted from the decrease in revenue in 2001, as there was no increase in absolute spending.

Impairment of Assets

     In 2000, the Company recorded a charge to operations related to the impairment of its manufacturing equipment of $1.4 million. The impairment was a result of continued adverse economic conditions in the semiconductor industry, and historical as well as forecasted manufacturing equipment underutilization, resulting in the estimation that the carrying value of the manufacturing equipment will not be fully recovered.

     In 2001, management prepared a preliminary fair value analysis for OSEI using the discounted cash flows method for the purpose of determining the effect of adopting SFAS 142, Goodwill and Intangible Assets. Although the Company is still reviewing the ultimate effect of adopting this statement, the preliminary analysis indicated that an impairment of goodwill might exist based on the provisions of SFAS 142. A charge was not recorded in the year ended December 31, 2001 because the analysis indicated that an impairment did not exist under the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 142 is effective on January 1, 2002 and the Company intends to complete its analysis by June 30, 2002. At December 31, 2001, the net book value of goodwill, including workforce, was approximately $1,400,000.

Interest and Other Income

     Interest  income  in 2001,  2000,  and 1999,  was  $86,000,  $147,000,  and
$58,000, respectively. The decrease in 2001 was due to lower interest rates and lower investment balances, which resulted from the loss from operations and capital expenditures. The increase in 2000 was due to higher investment balances as a result of the increase in the activity of the distribution segment, which was acquired in October of 1999. Other income in 2001, 2000, and 1999, was $107,000, $12,000, and $14,000, respectively. Other income was primarily from gains on disposal of equipment.

Interest Expense

     Interest expense consists primarily of interest payable on bank debt, capital leases, and term loans secured by equipment. Interest expense for 2001, 2000, and 1999 was $1.3 million, $1.8 million, and $1.6 million respectively. The decrease in 2001 was due to lower debt balances, lower interest rates, and expiration of all of the Company's capital leases. The increase in 2000 was due to higher debt balances, as a result of operating losses.

Provision for Income Taxes

     In 2001, 2000, and 1999, the Company did not recognize any tax benefits from net operating loss carryforwards. The income tax benefit for the year ended December 31, 2001, represents the reversal of an over accrual of income taxes resulting from a change in accounting estimate. The Company recognizes deferred tax assets if realization of such assets is more likely than not. Based upon available data, which includes the Company's historical operating performance and the reported cumulative net losses in prior years, the Company has provided a full valuation allowance against the Company's net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

Extraordinary Gain

     In April 1999, the Company's secured creditors agreed to restructure the Company's secured debt, including debt forgiveness. As a result, the Company recorded an extraordinary gain of $1,487,000.

     In September 1999, the Company entered into a loan and security agreement with Far East National Bank and Bank SinoPac, Los Angeles Branch. As a result, the liabilities subject to the April 1999 restructuring were settled for less than recorded amounts. Accordingly, this transaction resulted in an extraordinary gain of $560,000.

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

Segment Reporting

     The Company has two segments: manufacturing and distribution. Manufacturing comprises the semiconductor packaging services of packages designed for assembly using Surface Mount Technology ("SMT") in which leads on integrated circuits are soldered to the surface of the printed circuit board. Within the SMT market, the Company focuses on high pin-count packages, such as Quad Flat packages ("QFP") and thin Quad Flat packages ("TQFPs"). Distribution comprises the North American sales, marketing and technical support organization for OSE. Commissions are earned from the direct sales efforts in the "direct channel" for the semiconductor assembly and test services of OSE. The customers are mainly US headquartered manufacturers of high-tech products such as video components, chip sets, graphics chips and logic components.

                                      Manufacturing   Distribution       Total
                                      -------------   ------------     ---------
2001:
Revenues .......................        $  7,150         $4,615        $ 11,765
Net profit (loss) ..............        $ (9,855)        $1,756        $ (8,099)

2000:
Revenues .......................        $ 16,521         $7,646        $ 24,167
Net profit (loss) ..............        $(14,704)        $4,165        $(10,539)

1999:
Revenues .......................        $ 16,227         $1,214        $ 17,441
Net profit (loss) ..............        $(10,627)        $  754        $ (9,873)


Liquidity and Capital Resources

     During 2001, the Company's net cash provided by operations was $5.1 million. Net cash provided by operations was comprised primarily of a net loss of $8.1 million and a net increase in working capital of $9.7 million, partially offset by $3.5 million of non-cash charges for depreciation and amortization. The net increase in working capital items reflected a $3.7 million increase in accounts payable and a $6.9 million decrease in accounts receivable. As of December 31, 2001, the Company had a cash balance of $1.8 million and was operating under a bank line of credit expiring on August 15, 2002.

     In 2001, $175,000 was used by investing activities for capital expenditures of $290,000 offset by $115,000 in proceeds from the sale of equipment. Most of the Company's production equipment has historically been funded either through capital leases or term loans. Future expenditures are expected to be funded out of internal cash flow.

     In 2001, $6.4 million was used in financing activities. This resulted primarily from $6.4 million paydown on the bank credit lines.

     In April 1999, OSE purchased 4,000,000 shares of the Company's Series A Redeemable Preferred Stock, convertible into approximately 55,000,000 shares of the Company's Common Stock for $6.8 million. As part of this transaction, the Company's secured creditors agreed to terminate their legal actions and have restructured the Company's secured debt, including debt forgiveness. On August 4, 1999, OSE converted 1,000,000 preferred shares into 13,748,771 shares of common stock. On December 26, 2000, OSE purchased 3,023,225 shares of the Company's Series B Redeemable Preferred Stock convertible into approximately 42,000,000 shares of the Company's Common Stock for $6.0 million. The proceeds were used to reduce the payable to OSE.

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

     As of December 31, 2001, the Company has a line of credit, as amended, with the two banks that provides for advances up to the lesser of $15 million (committed revolving credit line) or the advance rate against qualified accounts receivable (as defined). Over advances under this agreement are immediately payable to the lender. Borrowings under this line of credit accrue interest at the banks' prime rate (4.75% at December 31, 2001) plus 0.50%, are collateralized by the assets of the Company and are guaranteed by OSE. Amounts outstanding under this line of credit were $11,557,000 at December 31, 2001. On March 27, 2002, the Company extended this line of credit until August 15, 2002.

     The Company intends to continue renewing its $15 million line of credit with the guarantee of OSE. The Company does not believe this line of credit will be increased before the Company shows positive operating results. However, based on the Company's strategy of focusing on the quick turn and engineering lot business, continuing to attract small to medium size volume production, and with the recovery of the semiconductor industry, the Company expects that in 2002, the operation will generate enough working capital to support operating needs. However, the Company still requires continued financial support from OSE to fulfill operating cash requirements.

     As of December 31, 2001, the Company has the following contractual obligations and commercial commitments:

                                                 Payment due by period (In Thousands)
                                     --------------------------------------------------------
                                                  Less
                                                 than 1                               After 5
Contractual obligations:               Total     1 year    1-3 years     4-5 years     years
                                     -------    -------    ----------    ----------   -------
Operating lease (net of sublease)    $ 3,642    $   720     $ 1,105       $ 1,188      $ 629
                                     -------    -------    ----------    ----------    ------
Total contractual cash obligation    $ 3,642    $   720     $ 1,105       $ 1,188      $ 629
                                     =======    =======    ==========    ==========    ======

                                     Amount of commercial expiration per period (In Thousands)
                                    ----------------------------------------------------------
                                      Total      Less
                                     amounts     than                                  After 5
Other commercial commitments:       committed   1 year     1-3 years     4-5 years      years
                                    ---------   -------    ----------    ----------    ------
Line of credit interest              $15,000    $15,000     $    --       $    --      $  --
                                     -------    -------    ----------    ----------    ------
Total commercial commitments         $15,000    $15,000     $    --       $    --      $  --
                                     =======    =======    ==========    ==========    ======

Critical Accounting Policies

Our discussion and analysis of our financial condition and the results of our operations are based upon our consolidated financial statements and the data used to prepare them. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States. On an ongoing basis we re-evaluate our judgments and estimates including those related to bad debts, inventories, and long-lived assets. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.

Revenue recognition

The Company's revenues come from the manufacturing and distribution segments. Revenue from the manufacturing segment is recognized upon shipment of products. Revenue from the distribution segment is recognized, on a net basis, based on the Company's distribution agreement with OSE. Distribution revenue is recognized when the Company is informed by OSE that products have been shipped.

Sales returns have been immaterial in the past. As a result, sales returns are recognized as they occur and are recorded as a reduction to revenue.

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers' inability to make required payments. The Company makes its estimates of the uncollectability of its accounts receivable by analyzing the accounts receivable aging. At December 31, 2001 and 2000, the allowance for doubtful accounts was $307,000 and $299,000, respectively.

Valuation of inventory

The Company maintains an allowance for inventory obsolescence for probable losses that arise from estimated obsolescence or unmarketable inventory, equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, selling prices and market conditions. Our inventories include raw material supplies such as gold wire, lead frames and mold compound. Inventory is stated at the lower of cost, determined by the first-in, first-out basis, or market. At The allowance for obsolete inventory was $985,000 and $1,369,000 at December 31, 2001 and 2000, respectively.

Valuation of long-lived assets

The Company's business requires heavy investment in manufacturing facilities that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand for semiconductors produced in those facilities. We estimate the useful life of our manufacturing equipment, which is the largest component of our long-lived assets, to be six years. We base our estimate on our experience with acquiring, using and disposing of equipment over time. Depreciation expense is a major element of our manufacturing cost structure. We begin depreciation on new equipment when it is put into use for production. Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company estimates the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual cash position. If the sum of the expected future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. In 2000, the
Company recorded an impairment charge of $1.4 million related to its manufacturing equipment. In 2001, management prepared a preliminary fair value analysis for OSEI using the discounted cash flows method for the purpose of determining the effect of adopting SFAS 142, Goodwill and Intangible Assets. Although the Company is still reviewing the ultimate effect of adopting this statement, the preliminary analysis indicated that an impairment of goodwill might exist based on the provisions of SFAS 142. A charge was not recorded in the year ended December 31, 2001 because the analysis indicated that an impairment did not exist under the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 142 is effective on January 1, 2002 and the Company intends to complete its analysis by June 30, 2002. At December 31, 2001, the net book value of goodwill, including workforce, was approximately $1,400,000.

Related parties transactions

     As disclosed in Note 13 in the accompanying financial statements, the Company is a member of a group of affiliated companies owned by Orient Semiconductor Electronics, Ltd. of Taiwan ("OSE") and is a party to a number of significant related party transactions with OSE and its affiliates. Such transactions include:

o    OSE is guarantor of the Company's bank debt;

o OSE was a significant shareholder in OSEI. Accordingly, when the Company acquired OSEI, OSE received approximately 4.9 million shares of the Company's common stock for its shares in OSEI. OSE also owns 3,000,000 and 3,023,225 shares of the Company's Series A and B convertible preferred stock, respectively

o All the revenue of the distribution segment is earned as a result of being a distributor for OSE. The revenue under the distribution agreement is based on a fixed percentage of the value of the semiconductor assembly and test services provided to customers in OSEI's distribution area of entities headquartered in North America. Under the distribution agreement, OSEI is required to remit amounts collected from customers, less its commission, to OSE. Pursuant to the amended line of credit agreement however, payments from customers are to be remitted directly to a lender. As of December 31, 2001, accounts receivable includes approximately $28.0 million, that when collected, is due to OSE pursuant to the distribution agreement. While OSEI is responsible for the collection of accounts receivable from its customers, it has obtained certain guarantees from OSE, which reduce OSEI's exposure to credit risk. OSEI normally makes payments to OSE for purchases after OSEI has collected the related accounts receivable from its customer.

o    The Company has a sublease with an affiliate Company.

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

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

     The Company has a bank line of credit outstanding that matures in August 2002. This line of credit has interest rates that are based on associated rates that may fluctuate over time based on economic changes in the environment, such as the Prime Rate. The Company is subject to interest rate risk, and could be subjected to increased interest payments if market interest rates fluctuate. The Company estimates that a ten percent increase in interest rates would cause interest expense to increase by an immaterial amount.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

                                                                            Page

Report of Independent Certified Public Accountants.......................... 25

Consolidated Balance Sheets as of December 31, 2000 and 2001................ 27

Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 2000 and 2001.......................................... 28

Consolidated Statement of Stockholders' Deficit for the Years Ended
  December 31, 1999, 2000 and 2001.......................................... 29

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 2000 and 2001.......................................... 30

Notes to Consolidated Financial Statements.................................. 31

Financial Statement Schedules:

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of OSE USA, Inc.


     We have audited the accompanying consolidated balance sheets of OSE USA, Inc. (Formerly Integrated Packaging Assembly Corporation) (a Delaware corporation) and subsidiary as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OSE USA, Inc. (Formerly Integrated Packaging Assembly Corporation) and subsidiary as of December 31, 2000 and 2001, and the consolidated results of their operations and their consolidated cash flows for the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $8,099,000 during the year ended December 31, 2001, and, as of that date, the Company's current liabilities exceeded its current assets by $23,106,000 and its total liabilities exceeded its total assets by $14,287,000. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raised substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

San Jose, California
February 15, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of OSE USA, Inc.


     In our opinion, the accompanying consolidated statements of operations, of stockholders' deficit and of cash flows present fairly, in all material respects, the results of operations and cash flows of OSE USA. Inc. (Formerly Integrated Packaging Assembly Corporation) and its subsidiary for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of OSE USA, Inc. (Formerly Integrated Packaging Assembly Corporation) for any period subsequent to December 31, 1999.

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

     OSE USA, Inc. (Formerly Integrated Packaging Assembly Corporation) is a member of a group of affiliated companies owned by Orient Semiconductor Electronics, Ltd of Taiwan ("OSE") and, as disclosed in Note 13 to the consolidated financial statements, OSE is guarantor of certain debts of the Company, and the Company had certain other transactions with OSE. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
March 9, 2000

                                  OSE USA, Inc.
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                           December 31,
                                                                     ----------------------
                                                                       2000          2001
                                                                     --------      --------
Assets
  Current assets:
  Cash and cash equivalents                                          $  3,300      $  1,844
    Accounts receivable, net of allowance for
      doubtful accounts of $299 and $307, respectively                 22,867        15,987
    Inventory                                                             839           855
    Prepaid expenses and other current assets                             763           331
                                                                     --------      --------
    Total current assets                                               27,769        19,017
  Property and equipment, net                                           7,969         5,448
  Intangible assets, net of accumulated amortization of $849 and
   $1,577, respectively                                                 4,928         4,198
  Other assets                                                             11             9
                                                                     --------      --------
    Total assets                                                     $ 40,677      $ 28,672
                                                                     ========      ========
Liabilities and Stockholders' Deficit
  Current liabilities:
    Bank debt                                                        $ 18,000      $ 11,557
    Accounts payable                                                      667           630
    Accounts payable - related party                                   24,189        27,958
    Accrued expenses and other liabilities                              2,872         1,978
                                                                     --------      --------
      Total current liabilities                                        45,728        42,123
  Deferred gain on sale of facilities                                     973           836
                                                                     --------      --------
      Total liabilities                                                46,701        42,959
                                                                     --------      --------
  Redeemable convertible preferred stock, $.001 par value;
  20,000,000 shares authorized; 6,023,225 (Series A: 3,000,000 shares, Series B: 3,023,225 shares) issued and outstanding;
  redemption value: Series A: $1.70 per share, Series B: $1.98
  per share                                                            11,100        11,100
                                                                     --------      --------
  Commitments and contingencies (note 5)                                   --            --
  Stockholders' deficit:
    Common stock, $.001 par value;
      300,000,000 shares authorized;
      56,373,299 (2000) and 67,153,375 (2001) shares issued and
      outstanding                                                          56            67
    Additional paid-in capital                                         54,882        55,596
    Accumulated deficit                                               (72,062)      (81,050)
                                                                     --------      --------
      Total stockholders' deficit                                     (17,124)      (25,387)
                                                                     --------      --------
    Total liabilities and stockholders' deficit                      $ 40,677      $ 28,672
                                                                     ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                  OSE USA, Inc.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                              Year Ended December 31,
                                                     ------------------------------------
                                                       1999          2000          2001
                                                     --------      --------      --------
 Revenues                                            $ 17,441      $ 24,167      $ 11,765
 Cost of revenues                                      23,500        23,117        12,727
                                                     --------      --------      --------
  Gross profit (loss)                                  (6,059)        1,050          (962)
                                                     --------      --------      --------
Operating expenses:
  Selling, general & administrative                     3,651         7,215         5,199
  Research & development                                  727         1,308         1,285
  Provision for impairment of assets                       --         1,389            --
                                                     --------      --------      --------
    Total operating expenses                            4,378         9,912         6,484
                                                     --------      --------      --------
Operating loss                                        (10,437)       (8,862)       (7,446)
Interest and other income                                  72           159           193
Interest expense                                       (1,555)       (1,836)       (1,272)
                                                     --------      --------      --------
Loss before extraordinary gains, income taxes,
and preferred dividends                               (11,920)      (10,539)       (8,525)
Extraordinary gains                                     2,047            --            --
Tax benefit                                                --            --          (426)
                                                     --------      --------      --------
Net loss                                               (9,873)      (10,539)       (8,099)
Preferred stock dividend                                 (308)         (413)         (889)
Deemed dividend on preferred stock                     (6,800)           --            --
                                                     --------      --------      --------
Net loss applicable to common stockholders           ($16,981)     ($10,952)     ($ 8,988)
                                                     ========      ========      ========
Per share data:
   Net loss applicable to common stockholders
   before extraordinary gains per share -
    Basic and diluted                                ($  0.76)     ($  0.20)     ($  0.15)
  Extraordinary gains per share -
    Basic and diluted                                    0.08            --            --
                                                     --------      --------      --------
  Net loss applicable to common stockholders
   per share -
    Basic and diluted                                ($  0.68)     ($  0.20)     ($  0.15)
                                                     --------      --------      --------
Number of shares used to compute per share data:
  Basic and diluted                                    24,957        55,676        60,865
                                                     ========      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                  OSE USA, Inc.
                 Consolidated Statement of Stockholders' Deficit
                                 (In thousands)

                                                                Additional
                                                Common Stock     Paid-in    Accumulated
                                             Shares     Amount   Capital      Deficit      Totals
                                             -------     ---    --------     --------     --------
Balance at January 1, 1999                    14,244     $14    $ 40,607     $(43,828)    $ (3,207)
  Common stock issued under stock plans          190      --          20           --           20
  Common stock repurchased under stock
    Plans                                         (4)     --          (1)          --           (1)
  Issuance and repricing of warrants              --      --         790           --          790
  Beneficial conversion feature on
    redeemable preferred stock                    --      --       6,800           --        6,800
  Accretion of redeemable preferred stock         --      --          --       (7,101)      (7,101)
  Preferred stock dividend                       326      --          91           --           91
  Conversion of preferred stock               13,749      14       1,686           --        1,700
  Acquisition of OSE, Inc.                    25,910      26       4,292           --        4,318
  Amortization of deferred compensation           --      --          48           --           48
   Preferred dividends                            --      --          --         (308)        (308)
  Net loss                                        --      --          --       (9,873)      (9,873)
                                             -------     ---    --------     --------     --------
Balance at December 31, 1999                  54,415      54      54,333      (61,110)      (6,723)
  Common stock issued under stock plans          707       1         131           --          132
  Preferred dividends declared                    --      --          --         (413)        (413)
  Preferred dividends paid in stock            1,251       1         418           --          419
  Net loss                                        --      --          --      (10,539)     (10,539)
                                             -------     ---    --------     --------     --------
Balance at December 31, 2000                  56,373     $56    $ 54,882     ($72,062)    ($17,124)
  Common stock issued under stock plans          813       1          70           --           71
  Preferred dividends declared                    --      --          --         (889)        (889)
  Preferred dividends paid in stock            9,967      10         644           --          654
  Net loss                                        --      --          --       (8,099)      (8,099)
                                             -------     ---    --------     --------     --------
Balance at December 31, 2001                  67,153     $67    $ 55,596     ($81,050)    ($25,387)
                                             =======     ===    ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                                  OSE USA, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                Year Ended December 31,
                                                           ---------------------------------
                                                             1999         2000         2001
                                                           --------     --------     -------
Cash flows from operating activities:
  Net loss                                                 ($ 9,873)    ($10,539)    ($8,099)
  Adjustments:
    Depreciation and amortization                             4,458        4,442       3,533
    Impairment of equipment                                      --        1,389          --
    Gain on sale of facilities, net                            (138)        (138)       (138)
    Loss (Gain) on disposal of equipment                         96           12        (107)
    Extraordinary gains on debt restructure                  (2,047)          --          --
    Changes in assets and liabilities (in 1999, net of
      effects of acquisition):
      Accounts receivable                                    (4,018)       5,428       6,881
      Inventory                                                 500          365         (16)
      Prepaid expenses and other assets                         196         (153)        433
      Accounts payable and accounts payable- related
      party                                                   6,097       (7,235)      3,732
      Accrued expenses and other liabilities                 (1,012)        (191)     (1,128)
                                                           --------     --------     -------
  Net cash provided by (used in) in operating
    activities                                               (5,741)      (6,620)      5,091
                                                           --------     --------     -------
Cash flows from investing activities:
  Acquisition of property and equipment                        (608)      (2,583)       (290)
  Cash acquired                                               1,346           --          --
  Proceeds from sale of equipment                                --           --         115
                                                           --------     --------     -------
    Net cash provided by (used in) investing activities         738       (2,583)       (175)
                                                           --------     --------     -------
Cash flows from financing activities:
  Payments under capital lease obligations                     (694)          --          --
  Proceeds from note payable                                  4,890           --          --
  Principal payments on note payable                         (9,629)          --          --
  Proceeds from bank credit lines                            27,617        1,000          --
  Payments under bank credit lines                          (18,328)          --      (6,443)
  Proceeds from issuance of redeemable
    preferred stock, net of issuance costs                    6,499        6,000          --
  Proceeds from issuance of common stock                         19          132          71
                                                           --------     --------     -------
    Net cash provided by (used in) financing activities      10,374        7,132      (6,372)
                                                           --------     --------     -------
 Net increase (decrease) in cash and cash equivalents         5,371       (2,071)     (1,456)

Cash and cash equivalents at beginning of year                   --        5,371       3,300
                                                           --------     --------     -------
Cash and cash equivalents at end of year                   $  5,371     $  3,300     $ 1,844
                                                           ========     ========     =======
Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $  2,070     $  1,836     $ 1,315
Supplemental disclosure of noncash financing
activities:
  Issuance and repricing of warrants                       $    790     $     --     $    --
  Common stock issued for preferred stock dividend         $     91     $    419     $   654
  Deemed dividend on preferred stock                       $  6,800     $     --     $    --
  Issuance of common stock on OSE, Inc acquisition         $  4,318     $     --     $    --
  Conversion of preferred stock to common stock            $  1,700     $     --     $    --
  Accretion of redeemable preferred stock                  $  7,101     $     --     $    --

   The accompanying notes are an integral part of these consolidated financial statements

                                  OSE USA, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     OSE, USA, Inc (Formerly Integrated Packaging Assembly Corporation) (the "Company") was incorporated in California on April 28, 1992 and reincorporated in Delaware on June 19, 1997. The Company changed its name on June 6, 2001 in connection with the Company's strategic reorganization. The Company operates within two segments of the semiconductor industry: (1) manufacturing and (2) distribution.

     Within manufacturing, the Company assembles and packages integrated circuits from wafers consigned by its customers. The Company's focus is on quad flat packages ("QFPs"), thin quad flat packages ("TQFPs"), ball grid array packages ("BGAs"), Flip Chips, and chip scale packaging ("CSPs"), which are used in complex integrated circuits with high pin-counts in the personal computer and telecommunications industries.

     Within distribution, the Company is the exclusive North American sales and marketing organization for Orient Semiconductor Electronics, Ltd. ("OSE") of Taiwan, a public Taiwanese company and the Company's controlling stockholder. Revenues are derived exclusively from fees received on the sales of OSE's semiconductor assembly and test services to customers headquartered in North America in accordance with a distribution agreement. The Company entered this segment of the market in October 1999 with its acquisition of OSE, Inc. ("OSEI").

Basis of Presentation

     As a result of a reduction in orders from the Company's customers, the Company has significant excess production capacity. The reduction in revenues and underutilization of production capacity and resultant underabsorption of fixed costs resulted in operating losses for the years ended December 31, 2001, 2000, and 1999. The Company believes that it will fund its projected working capital and other cash requirements through January 1, 2003 from operating activities and renewed financing facilities.

     At December 31, 2001, the Company has a line of credit, which provides for borrowings up to a total of $15.0 million, of which $11.6 million is outstanding. On March 27, 2002, the Company extended the line of credit through August 15, 2002.

     Based on a newly adopted strategic plan, the Company intends to focus more of its operations on quick-turn and engineering lot assemblies to improve its profitability, due to the fact that quick-turn and engineering lot assemblies provide higher profit margins. To achieve this objective, the Company recently restructured its internal sales force and increased the frequency of customer contacts. The Company also plans to use outside sales representatives in promoting the Company to new customers throughout the United States.

     These financial statements have been prepared on a going concern basis and, therefore, do not include any adjustments that might result from these uncertainties.

Risks and uncertainties

     The Company may be significantly impacted by the political, economic and military conditions in Taiwan due to the Company's subsidiary, OSEI, being a distributor for OSE whose operations are principally located in Taiwan. Taiwan and the People's of Republic of China are continuously engaged in political disputes. Such disputes may continue and even escalate, resulting in economic embargo, a disruption in shipping or even military hostilities. This could severely harm OSEI's business by interrupting or delaying production or shipment of products OSEI distributes. Any kind of activity of this nature or even rumors of such activity could severely and negatively impact the Company's results of operations and financial position.

Basis of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of intercompany balances and transactions.

Cash equivalents

     The  Company  considers  all  highly  liquid   investments  with  purchased
maturities of 90 days or less to be cash equivalents.

Financial instruments

     The carrying amounts reported for cash and cash equivalents, accounts receivable and accounts payable are considered to approximate fair values based upon the short maturities of these financial instruments. The carrying amount of borrowings under the line of credit are also considered to approximate fair values as the interest rates on the borrowings adjust to the bank's reference rate.

Inventory

     Inventory, which primarily consists of raw material supplies such as gold wire, lead frames and mold compound, is stated at the lower of cost, determined by first-in, first-out basis, or market. The Company holds product on consignment from its customers while services are being performed.

Property and equipment

     Property and equipment are recorded at cost. For certain production machinery and equipment acquired prior to 1997, depreciation is calculated using the units of production method, in which depreciation is calculated based upon the units produced in a given period divided by the estimate of total units to be produced over its life following commencement of use. Such estimate is reassessed when facts and circumstances suggest a revision may be necessary. In all cases, the asset will be fully depreciated by the end of its estimated six-year life. Depreciation for all other property and equipment and all production machinery and equipment acquired after 1996 is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 6 years. Leasehold improvements are amortized using the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

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

Revenue recognition

     The manufacturing operating segment generally recognizes revenue upon shipment of its products. The distribution segment earns revenue through a distributor agreement with OSE. The nature of the distributor transactions is such that the Company does not bear the risks and rewards of ownership of the product being distributed and is compensated in a manner similar to a commission. Accordingly, revenue relating to the Company's distribution agreement is recognized on a net basis. Net revenues recorded by the distribution segment were $1.2 million, $7.6 million, and $4.6 million, on gross billings of $23.1 million, $158.9 million, and $96.2 million for the years ended December 31, 1999, 2000, and 2001, respectively.

Income taxes

     The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or income tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates.

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

Net loss per share

     Basic loss per share ("EPS") is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible preferred stock, using the if-converted method. The Company incurred a net loss during the period resulting in all options, warrants and convertible preferred stock outstanding being antidilutive and therefore, excluded from the calculations.

                                                          Year Ended December 31, 2001
                                                          ----------------------------
                                                            1999      2000      2001
                                                           ------    ------    ------
Antidilutive Securities:
------------------------
Convertible preferred stock                                 3,000     6,023     6,023
                                                           ======    ======    ======
Options and warrants outstanding                           11,478    12,739    11,040
                                                           ======    ======    ======
Weighted-average exercise price of options and warrants    $ 0.50    $ 0.48    $ 0.44
                                                           ======    ======    ======

Use of estimates

     The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates.

Recent Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

     o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

     o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

     o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives would no longer be subject to amortization.

     o Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

     o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The Company's reporting unit is OSEI, its distribution segment.

The Company will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of

$370,500 and $92,625, respectively, will no longer be recognized. As of January 1, 2002, goodwill will include amounts previously assigned to both goodwill and workforce. In connection with this adoption, the Company is also reassessing the useful life of OSEI's distributor contract, which is currently being amortized over 10 years. By December 31, 2002, the Company will have completed a transitional fair value based impairment test of the carrying value of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the first quarter of the year ended December 31, 2002, as a cumulative effect of a change in accounting principle.

Although it is still reviewing the effect of adopting SFAS 142, management's preliminary assessment is that this Statement may have a material impact on the Company's financial position or results of operations. Management prepared a preliminary fair value analysis for OSEI using the discounted cash flows method. Though the analysis indicated that an impairment of goodwill may exist based on the provisions of SFAS 142, a charge was not recorded in the year ended December 31, 2001, because the analysis indicated that an impairment did not exist under the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. At December 31, 2001, the net book value of goodwill, including workforce, was approximated $1,400,000.

In 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to all entities that have legal obligations associated with the retirement of a tangible long-lived asset. SFAS 143 requires that a liability for an asset retirement obligation be recognized if the obligation meets the definition of a liability in FASB Concepts Statement 6, Elements of Financial Statements, and if the amount of the liability can be reasonably estimated. SFAS 143 is effective for fiscal years beginning after June 15, 2002, but earlier application is encouraged. The Company does not expect this Statement to have a material effect on its financial statements.

In 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, as well as the provisions of Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, that address the disposal of a business. SFAS 144 also amends ARB 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. SFAS 144 carries over the recognition and measurement provisions of SFAS 121, but differs from SFAS 121 in that it provides guidance in estimating future cash flows to test recoverability. SFAS 144 also includes criteria that have to be met for an entity to classify a long-lived asset or asset group as held for sale, and extends the presentation of discontinued operations permitted by Opinion 30 to include disposals of a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001, except for the disposal provisions, which are immediately effective. The Company does not expect this Statement to have a material effect on its financial statements.

NOTE 2 - BALANCE SHEET COMPONENTS:
         (In thousands)
                                                               December 31,
                                                          ---------------------
                                                            2000         2001
                                                          --------     --------
Inventory
  Raw materials                                           $  2,088     $  1,816
  Work in process                                              120           24
                                                          --------     --------
    Subtotal                                              $  2,208     $  1,840
   Allowance for obsolescence                               (1,369)        (985)
                                                          --------     --------
     Total                                                $    839     $    855
                                                          ========     ========

Property and equipment
  Buildings and improvements                              $    697     $    697
  Machinery and equipment                                   30,983       30,249
  Office and computer equipment                              1,135        1,132
  Furniture and fixtures                                       289          290
                                                          --------     --------
                                                            33,104       32,367
  Less: accumulated depreciation and amortization          (25,135)     (26,919)
                                                          --------     --------
                                                          $  7,969     $  5,448
                                                          ========     ========

Accrued expenses and other liabilities
  Accrued payroll and related expenses                    $    753     $    482
  Other accrued liabilities (Deferred rent, dividends
  payable, and other)                                        2,119        1,496
                                                          --------     --------
                                                          $  2,872     $  1,978
                                                          ========     ========


NOTE 3 - EQUIPMENT IMPAIRMENT CHARGE:

     In 2000, the Company recorded charges of $1.4 million related to the impairment of its manufacturing equipment and accordingly, reduced the carrying value of such manufacturing equipment. The impairment is a result of continued adverse economic conditions in the semiconductor industry, and historical as well as forecasted manufacturing equipment underutilization, resulting in an estimation that the carrying value of the manufacturing equipment will not be fully recovered. The fair value of manufacturing equipment was based upon an independent estimate of fair values.

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

Assets acquired:
Tangible assets, primarily cash and
  accounts receivable                                        $23,642
Distributor contract                                           3,557
Workforce                                                        280
Goodwill                                                       1,940
Liabilities assumed                                        (24,711)
                                                         -----------
Total purchase price                                          $4,708
                                                         ===========

     The amount allocated to the distributor contract and the workforce is amortized on a straight-line basis over ten years and three years, respectively. The goodwill recorded on the acquisition is amortized over its expected life of seven years.

     Summarized below are the unaudited pro forma results of the Company as though OSEI had been acquired at the beginning of periods presented. Adjustments have been made for the estimated increases in amortization related to the purchase of the distributor contract, workforce and goodwill, and other appropriate pro forma adjustments. Non-recurring transactions have been excluded from the results of both periods presented.

                                                             1999
                                                          ---------
Net revenues                                               $19,630
Net loss                                                  ($11,972)
Net loss per share - basic and diluted                      ($0.26)

     The above amounts are based on certain assumptions and estimates which we believe are reasonable and do not reflect any benefit from economies of scale which might be achieved from combined operations. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented, or of future results of operations of the combined companies.

NOTE 5 - LEASING ARRANGEMENTS AND COMMITMENTS:

     On January 20, 1998, the Company completed the sale of its facilities, which consists of land and two buildings with a total of 138,336 square feet of building space, and agreed to lease back the 82,290 square foot building it occupies. Net proceeds from the sale were $7.3 million, net of the elimination of $6.6 million of mortgage debt, fees, commissions and closing costs. The Company recognized a gain of $700,000 from the sale of the land and building not occupied by the Company. The remaining gain of approximately $1,400,000 is being amortized as a reduction of lease expense over the initial ten-year term of the lease for the building that the Company occupies.

     On November 14, 2000, the Company entered into a sublease agreement with a subsidiary of OSE for the lease of 16,480 square feet of building space through January 19, 2008.

     The Company has a non-cancelable operating lease for a 2,500 square foot portion of a building for its plating operations. The lease is for five years, with an option to extend.

     Rent expense was $1,529,000,  $1,549,000, and $1,654,000 in 1999, 2000, and
2001, respectively.

     Net future minimum lease payments over the next five years and thereafter under operating leases at December 31, 2001 are as follows (in thousands):

                                                                Net Future
                                     Lease        Sublease      Min. Lease
                                    Payment        Income         Payment
                                    -------       --------      ----------
Year ending December 31:
2002                                $1,373           $653           $720
2003                                 1,250            704            546
2004                                 1,316            757            559
2005                                 1,316            757            559
2006                                 1,448            819            629
Thereafter                           1,448            819            629
                                    ------         ------         ------
Total minimum payments              $8,151         $4,509         $3,642
                                    ======         ======         ======

NOTE 6 - BANK DEBT

Bank debt

     The Company has a line of credit, as amended, with the two banks that provides for advances up to the lesser of $15 million (committed revolving credit line) or the advance rate against qualified accounts receivable (as defined). The amount of $15 million was an amendment from the $18 million in the February 2001 line of credit agreement. Over advances under this agreement are immediately payable to the lender. Borrowings under this line of credit accrue interest at the banks' prime rate (4.75% at December 31, 2001) plus 0.50%, are collateralized by the assets of the Company and are guaranteed by OSE. Amounts outstanding under this line of credit were $18,000,000 and $11,557,000 at December 31, 2000 and 2001, respectively.

     On March 27, 2002, the Company renewed the $15 million line of credit with the banks. This line of credit expires on August 15, 2002.

Equipment Notes Payable

     Prior to 1999, due to covenant noncompliance and failure to make scheduled repayments, the Company defaulted on its equipment notes payable. As part of the April 1999 transaction outlined in Note 7, under which the Company issued Series A mandatorily redeemable convertible preferred stock, the Company's secured creditors agreed to restructure the secured debt, including debt forgiveness, extended payment terms and terminate related legal actions. As a result of the April debt restructuring, the Company recorded an extraordinary gain of $1,487,000.

     In September 1999, when the Company obtained a new borrowing facility, the Company used it to settle amounts due to secured creditors that were subject to the April 1999 debt restructuring for less than the recorded amounts. This transaction resulted in an extraordinary gain of $560,000.

NOTE 7 - PREFERRED STOCK:

     The Company has 20,000,000 shares of preferred stock authorized at December 31, 2001.

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

     The holders of shares of Series A Preferred and Series B Preferred are entitled to dividends at the rate of $0.136 and $0.159, respectively, per annum per share payable semiannually on July 1 and January 1 each year. The dividends on Series A and Series B Preferred are payable in cash, shares of common stock or any combination of cash and shares of Common Stock, at the option of the holders of Series A and Series B Preferred. The Series A Preferred and Series B Preferred are mandatorily redeemable for $1.70 and $1.98 respectively, per share in the event of a transaction whereby the existing shareholders of the Company own less than a 50% equity interest subsequent to the transaction or any liquidation, dissolution, or winding up of the Company.

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

     Included in accrued expenses and other liabilities on the accompanying balance sheets are dividends payable amounting to $209,000 and $444,000, at December 31, 2000 and 2001, respectively. The $444,000 owing at December 31, 2001 was satisfied via the issuance of 14,800,000 shares of common stock in 2002.

NOTE 8 - STOCK PLANS:

Stock Option Plan

     The Company has a Stock Option Plan (the "Plan"), which as amended, provides for the grant of incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase up to 20,000,000 shares of Common Stock. ISOs may be granted to employees and NSOs may be granted to either employees or consultants. In accordance with the Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of Common Stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The Plan provides that the options shall be exercisable over a period not to exceed ten years and shall vest as determined by the Board of Directors. Substantially all of the options vest 25% one year after the date of grant and 1/48 each month thereafter. There is no deferred compensation balance at December 31, 2000 and 2001.

     Options outstanding under this plan at December 31, 2000 and 2001 amount to 9,404,000 and 7,526,019 shares, respectively.

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

     Options outstanding under this plan at December 31, 2000 and 2001 amount to 700,000 and 1,000,000 shares, respectively.

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

     Options outstanding under this plan at December 31, 2000 and 2001 amount to 324,938 and 304,438 shares, respectively.

Employee Stock Purchase Plan

     The Company's Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors and stockholders in December 1995, and became effective upon the closing of the Company's initial public offering on February 28, 1996. Under the Purchase Plan, a total of 5,000,000 shares of Common Stock have been reserved for issuance to eligible employees. The Purchase Plan allows employees to purchase shares through payroll deductions at 85% of the fair market value of the Common Stock at the beginning or the end of the applicable twelve-month purchase period. The Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the U.S. Internal Revenue Code. Unless terminated sooner, the Purchase Plan will terminate ten years from its effective date. During, 1999, 2000, and 2001 respectively, 185,292, 841,579, and 812,770 shares, respectively, were issued under the Plan.

Summary of Option Activity

     The following table summarizes the Company's stock option activity and related weighted average exercise price within each category for each of the years ended December 31, 1999, 2000 and 2001.

                                                1999                   2000                    2001
                                      ----------------------  -----------------------  -----------------------
                                                    Weighted                 Weighted                 Weighted
                                                    Average                  Average                  Average
                                         Shares      Price       Shares       Price       Shares       Price
                                      ----------    --------  -----------    --------  -----------    --------
Options outstanding at January 1       1,679,997     $1.00      9,146,842     $0.44     10,429,738     $0.42
Options granted                        7,957,376     $0.36      2,500,000     $0.32      1,408,500     $0.07
Options canceled                        (485,948)    $1.06     (1,199,437)    $0.37     (3,007,781)    $0.37
Options exercised                         (4,583)    $0.22        (17,667)    $0.24             --        --
                                      ----------     -----    -----------     -----    -----------     -----
Options outstanding at December 31     9,146,842     $0.44     10,429,738     $0.42      8,830,457     $0.38
                                      ==========     =====    ===========     =====    ===========     =====
Options exercisable at December 31       809,841     $0.93      3,418,076     $0.51      4,601,918     $0.42
                                      ==========     =====    ===========     =====    ===========     =====
Available for grant at December 31    14,908,048               13,607,485               15,206,766
                                      ==========              ===========              ===========

     Significant option groups outstanding at December 31, 2001, and the related weighted average exercise price and remaining contractual life information are as follows:

                                                          Outstanding              Exercisable        Weighted
                                                                 Weighted                  Weighted    Average
                                                                  Average                  Average    Remaining
                                                                 Exercise                  Exercise     Life
Options with exercise prices ranging from:          Shares         Price        Shares      Price      (Years)
------------------------------------------        ---------      --------    ---------     --------   ---------
$0.03 -- $0.06                                      908,000        $0.05       400,000      $0.05         8
 0.09 --  0.22                                      824,656         0.15       183,594       0.18         9
 0.221--  0.23                                      554,364         0.23       516,864       0.23         3
 0.24                                             2,343,876         0.24     1,166,690       0.24         8
 0.25 --  0.52                                    1,042,812         0.38       513,352       0.35         7
 0.54 --  0.56                                       96,500         0.54        34,125       0.54         8
 0.59                                             2,532,000         0.59     1,266,000       0.59         8
 0.63 --  3.00                                      526,749         1.03       519,793       1.04         6
 3.06                                                 1,000         3.06         1,000       3.06         6
 9.50                                                   500         9.50           500       9.50         4
                                                  ---------       ------     ---------      -----        --
  Options outstanding at December 31, 2001        8,830,457         0.38     4,601,918       0.42         7
                                                  =========       ======     =========      =====        ==

Fair Value of Stock Options and Employee Purchase Rights

     The Company has four stock option plans, which reserve shares of common stock for issuance to employees, officers, directors, and consultants. The Company applies APB Opinion 25 and related interpretations in accounting for its plans.

     For the Stock Option Plans, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 2000, and 2001, respectively: dividend yield of 0% in all three years; expected life of 4 years for each year; expected volatility of 310%, 705%, and 342%; and risk-free interest rates of 5.75%, 4.74%, and 4.34% for 1999, 2000, and 2001, respectively. The weighted-average fair value of those stock options granted in 1999, 2000, and 2001 was $0.40, $0.27, and $0.07 per option, respectively.

     The fair value of the employees' purchase rights for the Purchase Plan, which was initiated on February 28, 1996, was estimated at the beginning of the offering period using the Black-Scholes option pricing model with the following assumptions used for 1999, 2000 and 2001, respectively: dividend yield of 0%; an expected life of six months; expected volatility of 310%, 705%, and 342%; and risk-free interest rate of 4.8% in 1999, 4.63% in 2000, and 4.06% for 2001. The weighted-average fair value of these purchase rights granted in 1999, 2000, and 2001 was $0.15, $0.20, and $0.08, respectively, per right.

     Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, the Company's net loss and loss per share would have been increased to the following pro forma amounts (in thousands, except per share amounts):

                                                                             1999        2000         2001
                                                                           --------    --------     -------
Net loss applicable to common stockholders, as reported (in thousands)     ($16,981)   ($10,952)    ($8,988)
Net loss applicable to common stockholders, pro forma                      ($17,881)   ($12,827)    ($9,656)
Net loss applicable to common stockholders, per share as reported
  Basic and diluted                                                          ($0.68)     ($0.20)     ($0.15)
Net loss applicable to common stockholders, per share, pro forma
  Basic and diluted                                                          ($0.72)     ($0.23)     ($0.16)

NOTE 9 - WARRANTS:

     Prior to 1999, in connection with acquiring equipment under capital leases, the Company issued warrants to the lessors to purchase an aggregate of 628,978 shares of common stock at exercise prices ranging from $0.77 to $8.00 per share. The estimated value of these warrants at the time of issuance, as determined by the Company, was amortized as interest expense over the period the leases were outstanding.

     Prior to 1999, in connection with bank debt and various loan agreements, the Company issued warrants to the lenders to purchase an aggregate of 202,483 shares of common stock at exercise prices ranging from $3.30 to $4.60. The estimated value of these warrants at the time of issuance, as determined by the Company, was amortized as interest expense over the terms of the loans.

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

     Outstanding   warrants  total  2,331,461   shares,  of  which  150,490  are
exercisable at December 31, 2001. The remaining warrants become exercisable during 2002 (10,000 shares), 2003 (100,000 shares), 2004 (401,717 shares), 2005
(269,254 shares) and 2006 (1,400,000 shares).

NOTE 10 - INCOME TAXES:

     In 1999, 2000 and 2001, the Company incurred net operating losses and recorded no provision for income taxes. The income tax benefit for the year ended December 31, 2001, represents the reversal of an over accrual of income taxes resulting from a change in accounting estimate.

     Deferred income tax assets comprise the following (in thousands):

                                                               December 31,
                                                          ---------------------
                                                            2000         2001
                                                          --------     --------
Federal and state credit carryforwards                    $  2,676     $  2,676
Federal and state net operating loss carryforwards          21,930       26,106
Provision for impaired assets                                8,021        8,017
Leases, treated as operating for tax                        (2,396)      (2,396)
Depreciation                                                (3,994)        (209)
Reserves and accruals                                        1,506        1,379
Other                                                         (320)           2
                                                          --------     --------
Deferred tax assets                                         27,423       35,575
Less valuation allowance                                   (27,423)     (35,575)
                                                          --------     --------
  Net deferred tax asset                                  $     --     $     --
                                                          ========     ========

     Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and a lack of carryback capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company's net deferred tax assets. The valuation allowance increased by $15,238,000 and $8,152,000 in 2000 and 2001, respectively.

     At December 31, 2001, the Company had federal and state net operating loss and tax credit forwards ("NOLs") of approximately $71,000,000 and $31,000,000, respectively, which can be used to reduce future taxable income. The federal NOLs, state NOLs and federal and state credits expire through 2020, 2010 and 2019 respectively, if not utilized. The availability and timing of these carry forwards to offset the taxable income maybe limited due to the occurrence of certain events, including change of ownership.

     The Tax Reform Act of 1996 limits the use of NOLs in certain situations where changes occur in the stock ownership of a company. The Company experienced such an ownership change as a result of the Company's initial public offering in 1996, resulting in a limitation of the annual utilization of the NOLs generated through the date of the initial public offering. Another such ownership change was experienced as a result of the issuance of Series A and B convertible preferred stock in 1999 and 2000 (Note 7), respectively, resulting in a limitation of the annual utilization of the NOLs generated through the date of issuance of Series A and Series B convertible preferred stock.

NOTE 11 - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS:

Concentration of credit risk

     The Company performs ongoing credit evaluations of its customers, which are semiconductor companies, and maintains reserves for estimated credit losses. Write-offs of accounts receivable were insignificant in all periods presented. At December 31, 2000, three customers accounted for 21%, 20% and 13%, respectively of total accounts receivable. At December 31, 2001, three customers accounted for 24%, 10%, and 9%, respectively of total accounts receivable. For the year ended December 31, 1999, the Company had two major customers account for 30% and 15% of its revenue, respectively. In 2000 and 2001, the Company had one major customer account for 32% and 14% of its revenue, respectively.

NOTE 12 - SEGMENTS

     The Company has two segments: manufacturing and distribution. Manufacturing comprises the semiconductor packaging services of packages designed for assembly using Surface Mount Technology ("SMT") in which leads on integrated circuits are soldered to the surface of the printed circuit board. Within the SMT market, the Company focuses on high pin-count packages, such as Quad Flat packages ("QFP") and thin Quad Flat packages ("TQFPs"). Distribution comprises of the North American sales, marketing and technical support organization for OSE. Commissions are earned from the sales for the semiconductor assembly and test services of OSE. The customers are mainly US headquartered manufacturers of high-tech products such as video components, chip sets, graphics chips and logic components.

                                                   Manufacturing   Distribution   Eliminations        Total
                                                   -------------   ------------   ------------      --------
2001
Revenues                                             $  7,150         $ 4,615            --         $ 11,765
Interest income                                             1           1,198        (1,113)              86
Interest expense                                       (2,385)                        1,113           (1,272)
Depreciation and amortization                           2,780             753            --            3,533
Net income (loss)                                      (9,855)          1,756            --           (8,099)
Accounts receivable, net                                  808          15,179            --           15,987
Total assets                                           12,194          21,186        (4,708)          28,672
Expenditures for additions to long-lived assets      $    276         $    14            --         $    290

2000:
Revenues                                             $ 16,521         $ 7,646            --         $ 24,167
Interest income                                            12             591          (456)             147
Interest expense                                       (2,292)             --           456           (1,836)
Depreciation and amortization                           3,691             751            --            4,442
Net income (loss)                                     (14,704)          4,165            --          (10,539)
Accounts receivable, net                                1,446          21,421            --           22,867
Total assets                                           16,072          34,090        (9,485)          40,677
Expenditures for additions to long-lived assets      $  2,518         $    45            --         $  2,563

1999:
Revenues                                             $ 16,227         $ 1,214            --         $ 17,441
Interest income                                            60              12            --               72
Interest expense                                       (1,555)             --            --           (1,555)
Depreciation and amortization                           4,355             123            --            4,478
Extraordinary gain                                      2,047              --            --            2,047
Net income (loss)                                     (10,627)            754            --           (9,873)
Accounts receivable, net                                2,701          25,594            --           28,295
Total assets                                           20,446          35,910        (4,708)          51,648
Expenditures for additions to long-lived assets      $    606         $     2            --         $    608


NOTE 13 - RELATED PARTY TRANSACTIONS

     The Company is a member of a group of affiliated companies owned by Orient Semiconductor Electronics, Ltd of Taiwan ("OSE"). Significant related party transactions with OSE and its affiliates are as follows:

Guarantor of Debt

     OSE is guarantor for a debt agreement outlined in Note 6.

Acquisition of OSEI

     OSE was a significant shareholder in OSEI. Accordingly, when the Company acquired OSEI, as outlined in Note 4, OSE received approximately 4.9 million shares of the Company's common stock for its shares in OSEI.

Distributor

     All the revenue of OSEI, the Company's subsidiary, is earned as a result of being a distributor for OSE. The revenue under the distribution agreement is based on a fixed percentage of the value of the semiconductor assembly and test services provided to customers in OSEI's distribution area of entities headquartered in North America. For the years ended December 31, 1999, 2000, and 2001, OSEI distributed $23.1 million, $151.3 million, and $96.2 million in product and services for OSE and affiliates and sold such products and services to its customers for $24.3 million, $158.9 million, and $100.8 million, respectively. Accordingly, OSEI recorded revenue of $1.2 million, $7.6 million, and $4.6 million in 1999, 2000, and 2001, respectively. Under the distribution agreement, OSEI is required to remit amounts collected from customers, less its commission, to OSE. Pursuant to the amended line of credit agreement (Note 6), however, payments from customers are to be remitted directly to the lender. As of December 31, 2001, accounts receivable includes approximately $28.0 million, that when collected, is due to OSE pursuant to the distribution agreement. While OSEI is responsible for the collection of accounts receivable from its customers, it has obtained certain guarantees from OSE, which reduce OSEI's exposure to credit risk. OSEI normally makes payments to OSE for purchases after OSEI has collected the related accounts receivable from its customer.

Sublease With Affiliate

The Company has a sublease with an affiliate Company as outlined in Note 5.

Preferred Series A and Series B Stock

The Company sold Series A and Series B stock to OSE as outlined in Note 7.

NOTE 14 - QUARTERLY INFORMATION (UNAUDITED)

YEAR ENDED DECEMBER 31, 2001                       First            Second          Third           Fourth           Total
------------------------------------------      -----------       -----------     ----------     -----------      -----------
Revenues                                            $3,614            $3,152         $2,670          $2,329          $11,765
Gross profit (loss)                                   $121             ($380)         ($577)          ($126)           ($962)
Net loss applicable to common shareholders         ($2,239)          ($2,375)       ($2,472)        ($1,902)         ($8,988)
Net loss per common share                           ($0.04)           ($0.04)        ($0.04)         ($0.03)          ($0.15)
Stock price
  High                                               $0.16             $0.13          $0.12           $0.05            $0.16
  Low                                                $0.05             $0.04          $0.02           $0.02            $0.02
  Quarter end close                                  $0.06             $0.05          $0.05           $0.03            $0.03

YEAR ENDED DECEMBER 31, 2000
------------------------------------------
Revenues                                            $7,075            $7,003         $5,794          $4,295          $24,167
Gross profit (loss)                                    468               821           (220)            (19)           1,050
Net loss applicable to common shareholders         ($2,006)          ($2,014)       ($3,923)        ($3,009)        ($10,952)
Net loss per common share                           ($0.04)           ($0.04)        ($0.07)         ($0.05)          ($0.20)
Stock price
   High                                              $0.66             $0.58          $0.47           $0.37            $0.66
   Low                                               $0.37             $0.21          $0.16           $0.06            $0.06
   Quarter end close                                 $0.37             $0.23          $0.27           $0.08            $0.08

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

     None

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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     14(a)  Exhibits

Exhibit
Number          Description of Document
------------    ----------------------------------------------------------------
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

               Corporation, dated May 1, 1999.
10.28***        Amendment  to  Warrant to  Purchase  Series A  Preferred  Stock,
               issued to MMC/GATX Partnership No. 1, dated May 1, 1999.
10.29***        Amendment  to  Warrant to  Purchase  Series A  Preferred  Stock,
               issued to MMC/GATX Partnership No. 1, dated May 1, 1999.
10.30***        Amendment  to  Warrant  to  Purchase  Common  Stock,  issued  to
               MMC/GATX Partnership No. 1, dated May 1, 1999.
10.31***        Warrant to Purchase Common Stock, issued to MMC/GATX Partnership
               No. 1, dated May 1, 1999.
10.32****       Certificate of Designation for the Company's Series A Stock
10.33*****     Business Loan  Agreement and  Promissory  Note,  dated March 23,
                2000 between the Company and Bank Sino Pac, Los Angeles Branch
10.34*****     Amendment to Business Loan Agreement and Promissory  Note, dated
                March 23, 2000  between  the  Company and Sino Pac,  Los Angeles
                Branch
10.35*****     Acquisition of OSEI, filed on May 11, 2000
10.36          Change in Terms  Agreement,  dated  July 26,  2000  between  the
                Company and Bank Sino Pac, Los Angeles Branch.
10.37          Change in Terms Agreement,  dated September 21, 2000 between the
                Company and Bank Sino Pac, Los Angeles Branch.
10.38          Change in Terms Agreement,  dated September 29, 2000 between the
                Company and Far East National Bank.
10.39          Change in Terms  Agreement,  dated  October 29, 2000 between the
                Company and Bank Sino Pac, Los Angeles Branch.
10.40          Change in Terms  Agreement,  dated  October 31, 2000 between the
                Company and Far East National Bank.
10.41          Amended and Restated Loan and Security  Agreement dated December
                1, 2000  between  the 1 Company  and Bank Sino Pac,  Los Angeles
                Branch and Far East National Bank.
10.42          Business  Loan  Agreement,  dated  November 29, 2000 between the
                Company and Bank Sino Pac, Los Angeles Branch
10.43           Certificate  of  Designation,  dated  December  21, 2000 for the
                Company's Series B Convertible Preferred Stock.
10.44          Amendment to loan and security  agreement  dated August 15, 2001 between the Company  and Bank Sino Pac,  Los Angeles  Branch and
                Far East National Bank.
10.45          Letter  dated  march 27,  2002 from Bank Sino Pac,  Los  Angeles
                Branch substantiating the renewal of the line of credit.
23.1           Consent of Grant Thornton LLP, Independent Accountants.
23.2           Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1           Power of Attorney.
-------------  ----------------------------------------------------------------
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

**              Incorporated  by reference to the  Company's  Current  Report on
                 Form 8-K filed on November 15, 1999.

***             Incorporated by reference from the Registrant's Annual Report on
                 Form 10-K, for the year  ended December 31, 1999.

****            Incorporated by reference from the  Registrant's  Current Report on Form 8-KA, filed on May 7, 1999

*****           Incorporated by reference from the Registrant's Quarterly Report on 10-Q for the quarter ended April 2, 2000.

(b)  Reports on Form 8-K.

     None.

(c)  Exhibits.

     See Item 14(a) hereof.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on March 29, 2002.

                            OSE USA, Inc.

                            By: /s/ EDMONG TSENG
                                ----------------
                                    Edmond Tseng
                                    Chairman, President, Chief Executive Officer
                                    and Director

                            By: /s/ ELTON LI
                                ------------
                                    Elton Li
                                    Chief Accounting Officer


                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Edmond Tseng and Elton Li, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

     In accordance with the Exchange Act, this report has been signed below on March 15, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ EDMOND TSENG                   Chairman, President, Chief Executive Officer,
    Edmond Tseng                   and Director
                                   (Principal Executive Officer)

/s/ ELTON LI                       Chief Accounting Officer
    Elton Li                       (Principal Accounting Officer)

/s/ DONALD W.  BROOKS              Director
    Donald W. Brooks

/s/ EDWARD S. DUH                  Director
    Edward S. Duh

/s/ CALVIN LEE                     Director
    Calvin Lee

/s/ PATRICK VERDERICO              Director
    Patrick Verderico