Form 10-Q
period 2002-03-31
OSE USA INC
filed 2002-05-20
CIK 924101

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission file number: 0-27712

                           --------------------------

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

Number of shares of common stock outstanding as of April 10, 2002: 82,279,607. As of April 10, 2002 the Company also had 3,000,000 shares of Series A Convertible Preferred Stock and 3,023,225 shares of Series B Convertible Preferred Stock, outstanding, which are convertible at any time by the holder into 41,246,312 shares and 41,565,626 shares, respectively, of common stock.

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
Part I.    Financial Information

           Item 1.     Financial Statements
                       Condensed Consolidated Balance Sheets ........................       3
                       Condensed Consolidated Statements of Operations ..............       4
                       Condensed Consolidated Statements of Cash Flows ..............       5
                       Notes to Condensed Consolidated Financial Statements .........       6

           Item 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations .........................      11

           Item 3.     Qualitative and Quantitative Disclosures about Market Risk ...      17


Part II.   Other Information

           Item 1.     Legal Proceedings ............................................      17

           Item 4.     Submission of Matters to a Vote of Security Holders ..........      17

           Item 6.     Exhibits and Reports on Form 8-K .............................      17

           Signatures ...............................................................      18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  OSE USA, Inc.
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)

                                                                         (unaudited)
                                                                           March 31,            December 31,
                                                                             2002                   2001
                                                                     --------------------    -------------------
Assets
  Current assets:
    Cash and cash equivalents                                                     $1,396                 $1,844
    Accounts receivable, net of allowance for doubtful
     accounts of $418 and $307, respectively ...................                  14,739                 15,987
    Inventory ..................................................                     664                    855
    Prepaid expense and other current assets ...................                     363                    331
                                                                     --------------------    -------------------
         Total current assets ..................................                  17,162                 19,017

  Property and equipment, net ..................................                   4,666                  5,448
  Intangible assets, net of accumulated amortization of
   $1,666 and 1,577, respectively ..............................                   4,109                  4,198
  Other assets .................................................                      10                      9
                                                                     --------------------    -------------------
      Total assets .............................................                 $25,947                $28,672
                                                                     ====================    ===================

Liabilities, Redeemable
  Convertible Preferred Stock and
  Stockholders' Deficit
  Current liabilities:
    Bank debt and notes payable ................................                 $10,413                $11,557
    Accounts payable ...........................................                     654                    630
    Accounts payable - related parties .........................                  28,863                 27,958
    Accrued expenses and other liabilities .....................                   1,431                  1,978
                                                                     --------------------    -------------------
      Total current liabilities ................................                  41,361                 42,123
  Deferred gain on sale of facilities ..........................                     802                    836
                                                                     --------------------    -------------------
      Total liabilities ........................................                  42,163                 42,959
                                                                     --------------------    -------------------

  Convertible preferred stock, $0.001 par value;
   20,000,000 shares authorized; 6,023,225 (Series A: 3,000,000 shares, Series B: 3,023,225 shares) issued and outstanding;
   liquidation preference: Series A: $1.70 per share, Series B:
   $1.98 per share .............................................                  11,100                 11,100
                                                                     --------------------    -------------------

  Stockholders' deficit:
    Common stock, $.001 par value; 300,000,000
      shares authorized; 82,279,607 (2002) and
      67,153,375 (2001) shares issued and outstanding ..........                      82                     67
    Additional paid-in capital .................................                  56,025                 55,596
    Accumulated deficit ........................................                 (83,423)               (81,050)
                                                                     --------------------    -------------------
      Total stockholders' deficit ..............................                 (27,316)               (25,387)
                                                                     --------------------    -------------------
      Total liabilities, redeemable convertible
        preferred stock and stockholders' deficit ..............                 $25,947                $28,672
                                                                     ====================    ===================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  OSE USA, Inc.
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                            Three Months Ended
                                                            ---------------------------------------------------
                                                                  March 31,                  April 1,
                                                                     2002                      2001
                                                            -----------------------  --------------------------
Revenues .............................................                      $2,488                     $ 3,614
Cost of revenues .....................................                       2,807                       3,493
                                                            -----------------------  --------------------------
Gross profit (loss) ..................................                        (319)                        121
                                                            -----------------------  --------------------------

Operating expenses:
     Selling, general & administrative ...............                       1,311                       1,225
     Research & development ..........................                         389                         395
                                                            -----------------------  --------------------------
      Total operating expenses .......................                       1,700                       1,620
                                                            -----------------------  --------------------------
Operating loss .......................................                      (2,019)                     (1,499)

Interest and other income ............................                          17                          26
Interest expense .....................................                        (149)                       (543)
                                                            -----------------------  --------------------------
Net loss .............................................                      (2,151)                     (2,016)

Preferred stock dividend .............................                         222                         223
                                                            -----------------------  --------------------------
Net loss applicable to common stockholders ...........                     ($2,373)                    ($2,239)
                                                            =======================  ==========================
Per share data:
     Net loss per share
        Basic and diluted ............................                      ($0.03)                     ($0.04)
                                                            =======================  ==========================
     Number of shares used to compute per share data
        Basic and diluted ............................                      80,662                      59,330
                                                            =======================  ==========================

   The accompanying notes are an integral part of these financial statements.

                                  OSE USA, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                           For Three Months Ended
                                                                     ------------------------------------
                                                                        March 31,          April 1,
                                                                           2002              2001
                                                                     ----------------- ------------------
Cash flows provided by (used in) operating activities
    Net loss ..................................................               ($2,151)           ($2,016)
  Adjustments:
    Depreciation and amortization .............................                   879                995
    Gain on sale of facilities, net ...........................                   (34)               (34)
    Changes in assets and liabilities:
      Accounts receivable .....................................                 1,248              7,589
      Inventories .............................................                   191                117
      Other assets ............................................                   (33)               251
      Accounts payable and accounts
        payable - related party ...............................                   929             (6,692)
      Accrued liabilities .....................................                  (324)              (540)
                                                                     ----------------- ------------------
        Net cash provided by (used in) operating activities ...                   705               (330)
                                                                     ----------------- ------------------

Cash flows from investing activities
  Capital expenditures ........................................                    (9)              (208)
                                                                     ----------------- ------------------
    Net cash used in investing activities .....................                    (9)              (208)
                                                                     ----------------- ------------------

Cash flows from financing activities
  Payments on bank debt .......................................                (1,144)                --
  Proceeds from issuance of common stock, net .................                    --                 38
                                                                     ----------------- ------------------
    Net cash provided by (used in) financing activities .......                (1,144)                38
                                                                     ----------------- ------------------

Net decrease in cash and cash equivalents .....................                  (448)              (500)
Cash and cash equivalents at beginning of period ..............                 1,844              3,300
                                                                     ----------------- ------------------
Cash and cash equivalents at end of period ....................                $1,396             $2,800
                                                                     ================= ==================

Supplemental disclosure of cash flow information
  Cash paid for interest ......................................                  $149               $543
  Common stock issued for preferred dividends .................                   444                204

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  OSE USA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     OSE USA, Inc. (Formerly Integrated Packaging Assembly Corporation) (the "Company") was incorporated in California on April 28, 1992 and reincorporated in Delaware on June 19, 1997. The Company changed its name on June 6, 2001 in connection with the Company's strategic reorganization. The Company operates within two segments of the semiconductor industry: (1) manufacturing and (2) distribution.

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

     The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the three month periods ended March 31, 2002 and April 1, 2001 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 2002.

     The Company has experienced fluctuating levels of demand and ongoing net operating losses. The Company has a line of credit in the amount of $15 million that has been extended through August 15, 2002. The line of credit is currently guaranteed by OSE. As a result of these circumstances, the Company's independent accountants' opinion on the Company's December 31, 2001 consolidated financial statements includes an explanatory paragraph to indicate that these matters raise substantial doubt about this Company's ability to continue as a going concern.

NOTE 2. NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. The provisions of 142 provide that goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, not be amortized and, effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives no longer be subject to amortization. The statement also provides that upon initial application the useful lives of previously recognized intangible assets be reassessed and remaining amortization periods adjusted accordingly.

     The Company's previously recognized intangible assets consist primarily of the distributor contract with OSE. Upon initial application of SFAS 142 as of January 1, 2002, the Company reassessed its useful life and began amortizing this intangible asset over its estimated useful life of eight years. Management believes that such amortization reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.

     As of January 1, 2002, the Company is no longer amortizing goodwill, resulting in approximately $93,000 less amortization expense in the quarter ended March 31, 2002. The transition provisions of SFAS 142 require the completion of a transitional impairment test within six months of adoption of SFAS 142. The Company is in the process of completing the required transitional impairment test in the second quarter of 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the first quarter of the year ended December 31, 2002, as a cumulative effect of a change in accounting principle.

     Although it is still reviewing the effect of adopting SFAS 142, management's preliminary assessment is that this Statement may have a material impact on the Company's financial position or results of operations. Management prepared a preliminary fair value analysis for OSEI using the discounted cash flows method. The analysis indicated that an impairment of goodwill may exist based on the provisions of SFAS 142. At March 31, 2002, the net book value of goodwill was approximately $1,400,000.

     In 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to all entities that have legal obligations associated with the retirement of a tangible long-lived asset. SFAS 143 requires that a liability for an asset retirement obligation be recognized if the obligation meets the definition of a liability in FASB Concept Statement 6, Elements of Financial Statements, and if the amount of the liability can be reasonably estimated. SFAS 143 is effective for fiscal years beginning after June 15, 2002, but earlier application is encouraged. The Company does not expect this Statement to have a material effect on its financial statements.

NOTE 3. BALANCE SHEET COMPONENT:
        (In thousands)

                                                 March 31,        December 31,
                                                   2002               2001
                                              ----------------  ------------------
      Inventory
           Raw materials                                1,627              $1,816
           Work in process                                 20                  24
                                              ----------------  ------------------
             Subtotal                                   1,647              $1,840
           Allowance for obsolescence                    (983)               (985)
                                              ----------------  ------------------
             Total                                       $664                $855
                                              ================  ==================


NOTE 4. ACCOUNTS RECEIVABLE:

     The majority of the Company's accounts receivable are due from semi-conductor companies. Credit is extended based on evaluation of the customers' financial condition and, generally, collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management regularly evaluates the allowance for doubtful accounts. The estimated losses are based on the aging of our accounts receivable balances, a review of significant past due accounts, and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

NOTE 5. INCOME TAXES:

     No provision for or benefit from income taxes was recorded for the three-month period ended March 31, 2002 as the Company operated at a loss. The Company believes the realization of its deferred tax asset is unlikely and accordingly has recorded an offsetting valuation allowance.

NOTE 6. NET LOSS PER SHARE:

     Net loss per basic and diluted share for the three month periods ended March 31, 2002 and April 1, 2001 was computed using the weighted average number of common shares outstanding during the periods but excluded the dilutive potential common shares from assumed conversions because of their anti-dilutive effect. Dilutive potential common shares include conversion of preferred shares (Note 8), and outstanding stock options and warrants using the treasury stock method. At March 31, 2002, there were options and warrants to purchase an aggregate of 11,048,565 shares of Common Stock. At April 1, 2001, there were options and warrants outstanding to purchase an aggregate of 12,829,799 shares of Common Stock.

NOTE 7. BANK DEBT:

    On March 27, 2002, the Company extended a line of credit agreement with two banks that provides for advances up to the lesser of $15.0 million (committed revolving credit line) or the advance rate against qualified accounts receivable (as defined). Over advances under this agreement are immediately payable to the lender. Borrowings under this line of credit accrue interest at the banks' prime rate plus 0.50% and are collateralized by the assets of the Company and are guaranteed by OSE.

     At March 31, 2002, borrowings of $10.4 million were less than the advance rate against qualified accounts receivable by $0.2 million. This under advance was available to the Company for borrowing as of March 31, 2002. The Company believes that its existing bank line of credit of $15.0 million, which expires August 15, 2002, will be further extended because it is guaranteed by the Company's principal stockholder, OSE.

NOTE 8. CONVERTIBLE PREFERRED STOCK:

     As of March 31, 2002, the Company has 3,000,000 shares of Series A convertible preferred stock, and 3,023,225 shares of Series B convertible preferred stock. Each share of Series A and Series B Preferred is convertible into 13.7487705 shares of the Company's common stock at the option of the holders.

     The holders of shares of Series A Preferred and Series B Preferred are entitled to dividends at the rate of $0.136 and $0.159, respectively, per annum per share, payable semiannually on July 1 and January 1 each year. The dividends on Series A and Series B Preferred are payable in cash, shares of common stock or any combination of cash and shares of Common Stock, at the option of the holders of Series A and Series B Preferred. The holders of the Series A Preferred and Series B Preferred are entitled to the payment of $1.70 and $1.98 per share, respectively, in the event of any liquidation, dissolution, or winding up of the Company, including any consolidation, merger or other reorganization whereby the existing shareholders of the Company own less than 50% of the Company's voting power subsequent to the transaction.

     Dividends of approximately $222,000 and $444,000 are included in accrued liabilities as of March 31, 2002 and December 31, 2001, respectively. During the three months ended March 31, 2002, the Company paid dividends to Series A and B preferred shareholders by issuing approximately 14,800,000 shares of common stock. The Company has been advised by its legal counsel that its payment of stock dividends on the Series A Preferred and Series B Preferred may conflict with applicable Delaware law. The Company is currently investigating this matter with its legal counsel and has not included an adjustment, if any, in these financial statements. If it is determined that the Company has violated Delaware law, its obligation to the preferred shareholder, OSE, would increase by approximately $1,600,000.

NOTE 9. SEGMENTS

     The Company has two segments, manufacturing and distribution. Manufacturing comprises the semiconductor packaging services of packages designed for assembly using Surface Mount Technology ("SMT"), in which leads on integrated circuits are soldered to the surface of the printed circuit board. Within the SMT market, the Company focuses on high pin-count packages, such as quad flat packages ("QFPs") and thin quad flat packages ("TQFPs"). Distribution comprises the North American sales, marketing and technical support organization for OSE and OSEP. Commissions are earned from the sales for the semiconductor assembly and test services of OSE and OSEP. The customers are mainly US headquartered manufacturers of high-tech products such as video components, chip sets, graphics chips and logic components.

(In thousands)                         Manufacturing      Distribution       Eliminations         Total
                                      ----------------- ------------------ -----------------  ---------------
Three Months Ended
March 31,2002:
Revenues ..........................            $ 1,459           $ 1,029            $      -         $ 2,488
Interest income ...................                  -               457                (452)              5
Interest expense ..................               (601)                -                 452            (149)
Depreciation and amortization .....                785                94                   -             879
Net income (loss) .................             (2,891)              740                   -          (2,151)
Accounts receivable, net ..........              1,223            13,516                   -          14,739
Total assets ......................             11,904            18,751              (4,708)         25,947
Expenditures for additions to
 long-lived assets ................                  9                 -                   -               9


(In thousands)                         Manufacturing      Distribution       Eliminations          Total
                                      ----------------- ------------------ ------------------ ----------------

Three Months Ended
April 1, 2001:
Revenues ..........................            $ 2,476            $ 1,138           $      -          $ 3,614
Interest income ...................                                   156               (130)              26
Interest expense ..................               (673)                 -                130             (543)
Depreciation and amortization .....                813                182                  -              995
Net income (loss) .................             (2,386)               370                  -           (2,016)
Accounts receivable, net ..........              2,241             13,037                  -           15,278
Total assets ......................             15,787             27,144            (11,498)          31,433
Expenditures for additions to
 long-lived assets ................                200                  8                  -              208


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

Overview

     As a result of a reduction in orders from the Company's customers, the Company has had significant excess production capacity since the first quarter of 1997. The reduction in revenue and underutilization of capacity and the resulting under-absorption of fixed costs resulted in operating losses that continued through the first quarter of 2002. As a result of these circumstances, the Company's independent accountants' opinion on the Company's December 31, 2001 financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

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

     The Company's business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and currently, is subject to a significant economic downturn characterized by reduced product demand, rapid erosion of average selling prices and excess production capacity. In addition, rapid technological change, evolving industry standards, intense competition and fluctuations in end-user demand characterize the markets for integrated circuits. Since the Company's business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any future downturn in the semiconductor industry is expected to have an adverse effect on the Company's business, financial condition and results of operations. These general industry conditions continue to affect the Company's business for the three months ended March 31, 2002. Furthermore, since the Company's expense levels are based in part on anticipated future revenue levels, if revenue were to fall below anticipated levels, the Company's operating results would be materially adversely affected.

     For the three months ended March 31, 2002, the manufacturing segment of the Company has experienced a decrease in the average selling price for its services and an increase in production volume compared with the preceding quarter. However, average selling price for the three months ended March 31, 2002 was 94% higher than the average selling price for fiscal year 2001. This is due to the strategic changes implemented by the Company in late 2001 to focus on quick turn and engineering lot assemblies in order to improve its profitability, due to the fact that quick turn and engineering lot assemblies provide higher profit margins. Both the distribution and manufacturing segments are subject to intense competitive conditions. A decline in average selling prices of the Company's services, if not offset by reductions in the cost of performing those services, would further decrease the Company's gross margins and materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to reduce its cost per unit.

Revenues

     The Company's manufacturing operating segment generally recognizes revenues upon shipment of its products. The distribution segment earns revenue through a distributor agreement with OSE where revenues are derived from fees received on the sales of OSE's and OSEP's semiconductor assembly and test services to customers headquartered in North America and revenues are recognized on a net commission basis.

     Revenues decreased 31% to $2.5 million for the three-month period ended March 31, 2002 from $3.6 million for the three-month period ended April 1, 2001.

     Revenues for the three month period ended March 31, 2002 for the manufacturing segment were $1.5 million compared with $2.5 million for the comparable period in the prior fiscal year. The decrease in revenues for the manufacturing segment are primarily due to decreased orders as a result of the general slowdown in the semiconductor industry, partially offset by higher average selling prices due to a change in product mix.

     Revenues for the three month period ended March 31, 2002 for the distribution segment were $1.0 million compared with $1.1 million for the comparable period in the prior fiscal year.

Gross Profit (Loss)

     Cost of revenues includes materials, labor, depreciation and overhead costs associated with semiconductor packaging. Gross loss for the three-month period ended March 31, 2002 was $0.3 million compared with a gross profit of $0.1 million for the comparable period in the prior fiscal year. Gross loss as a percentage of revenues was (13%) for the three-month period ended March 31, 2002, compared to gross profit as a percentage of revenues of 3.3% for the comparable periods in the prior fiscal year. This decrease in gross profit for the three-month period ended March 31, 2002 was primarily the result of lower revenue for the manufacturing segment of $1.0 million. This was due to lower unit shipments, partially offset by higher average selling prices as a result of a change in product mix.

Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal, and accounting costs. Selling, general and administrative expenses increased 7% to $1.3 million for the three-month period ended March 31, 2002, general and administrative expenses for the three-month period ended April 1, 2001 were $1.2 million. The $0.1 million increase for the three-month periods was due primarily to increased spending in legal fees, facility rental, and sales and administration as a result of the sales team restructuring in late 2001.

     As a percentage of revenues, selling, general and administrative expenses increased from 34% for the three-month periods ended April 1, 2001, to 53% for the three-month period ended March 31, 2002. The increase was due to the lower revenue levels and higher spending in 2002.

Research and Development

     Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses decreased by 2% to $0.4 million for the three-month period ended March 31, 2002, over the comparable period in 2001. This decrease is primarily due to decrease in new package development spending.

     As a percentage of revenues, research and development expenses increased from 11% for the three-month period ended April 1, 2001, to 16% for the three-month period ended March 31, 2002. This percentage increase was primarily due to lower revenue levels in 2002, as compared to the comparable period in 2001.

Interest and Other Income

     Interest income is primarily comprised of interest earnings from investments in cash equivalents. Interest and other income decreased from $26,000 for the three-month period ended April 1, 2001 to $17,000 for the three-month period ended March 31, 2002.

Interest Expense

     Interest expense consists of interest payable on bank debt. Interest expense was $0.5 million for the three-month period ending April 1, 2001 and $0.1 million for the three-month period ended March 31, 2002. The decrease in interest expense was due to a reduction in bank debt and interest rates.

Provision for Income Taxes

     The Company did not record a provision for income tax for the three-month period ended March 31, 2002 as the Company operated at a net loss.

Liquidity and Capital Resources

     During the three month period ended March 31, 2002, the Company's net cash provided by operations was $0.7 million. Net cash provided by operations was comprised primarily of a net loss of $2.2million, offset by $0.9 million of non-cash charges for depreciation and amortization, and a net decrease in working capital items of $2.0 million. The net decrease in working capital items primarily reflected a $1.2 million decrease in accounts receivable, a $0.9 million increase in accounts payable, and a $0.3 million decrease in accrued liabilities. At March 31, 2002, the Company had cash and cash equivalents of $1.4 million. The Company is operating under bank lines expiring on August 15, 2002.

     In the three-month period ended March 31, 2002, investing activities used $9,000 for capital expenditures. Most of the Company's production equipment has historically been funded either through capital leases or term loans secured by production equipment; however, future expenditures are expected to be funded out of internal cash flow.

     During the three-month period ended March 31, 2002, $1.1 million was used in financing activities to reduce the line of credit borrowing.

     The Company believes that existing cash balances, together with the renewal of existing bank lines, will be sufficient to meet its projected working capital and other cash requirements through 2002. On March 27, 2002, the Company entered into an amended line of credit agreement with two banks that provides for advances up to the lesser of $15.0 million (committed revolving credit line) or the advance rate against qualified accounts receivable (as defined). Over advances under this agreement are immediately payable to the lender. At March 31, 2002, borrowings of $10.4 million were less than the advance rate against qualified accounts receivable by $0.2 million. This under advance was available to the Company for borrowing as of March 31, 2002. The Company believes that its existing bank line of credit of $15.0 million, which expires August 15, 2002, will be further extended because it is guaranteed by the Company's principal stockholder, OSE. There can be no assurances, however, that the bank line will be renewed or that lower than expected revenues, increased expenses, increased costs associated with the purchase or maintenance of capital equipment, or other events will not cause the Company to seek more capital, or capital sooner than currently expected. There can be no assurance that such additional financing will be available when needed or, if available, will be available on satisfactory terms.

Risk Factors

   Risk of dependence on raw material suppliers

     To maintain competitive manufacturing operations, the Company must obtain from its suppliers, in a timely manner, sufficient quantities of acceptable materials at expected prices. The Company obtains most of its raw materials, including critical materials such as lead frames and die attach compound, from a limited group of suppliers. Substantially all molding compound, a critical raw material, is obtained from a single supplier. From time to time, suppliers have extended lead times or limited the supply of required materials to the Company because of supplier capacity constraints and, consequently, the Company has experienced difficulty in obtaining acceptable raw materials on a timely basis. In addition, from time to time, the Company has rejected materials from those suppliers that do not meet its specifications, resulting in declines in output or yield. Any interruption in the availability of or reduction in the quality of materials from these suppliers would materially adversely affect the Company's business, financial condition and results of operations. The Company's ability to respond to increased orders would also be adversely affected if the Company were not able to obtain increased supplies of key raw materials.

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

  Risk related to high fluctuation in the semiconductor industry

    The Company's business is highly related to the semiconductor industry. The semiconductor industry is comprised of different market segments based on device type and the end use of the device. Accordingly, within the semiconductor industry, demand for production in a particular segment may be subject to more significant fluctuations than other segments. If any of the Company's significant customers are in a segment that has experienced adverse market conditions, there would be an adverse effect on the Company's business, financial condition and operating results. There can be no assurance that reduced demand, or the general economic conditions underlying such demand, will not continue to adversely affect the Company's results of operations. Furthermore, there can be no assurance that any such continuation or expansion of this reduced demand will not result in an additional and significant decline in the demand for the products produced by the Company's customers and a corresponding material adverse impact on the Company's business, operating results and financial condition.

  Risk of losing technological and manufacturing expertise

    The semiconductor packaging industry is continuously going through technological changes, which requires increased technological and manufacturing expertise. If the Company is behind in developing the required expertise, the introduction of new packaging technologies, or a reduction or shift away from the packages under development, this would result in a material adverse effect on the Company's business, financial condition and results of operations.

  Risk related to patent infringement

    As is typical in the semiconductor industry, the Company may receive communications from third parties asserting patents on certain of the Company's technologies. In the event any third party was to make a valid claim and a license was not available on commercially reasonable terms, the Company's business, financial condition and results of operations could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses, or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on the Company's business, financial condition and results of operations. At March 31, 2002, the Company was not a party to any litigation relating to patent or other intellectual property matters.

  Risk related to the short-term nature of customer orders and product cycle

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

  Risk related to political, economic, and military conditions in Taiwan

     The Company may be significantly impacted by the political, economic and military conditions in Taiwan due to the Company's subsidiary, OSEI, being a distributor for OSE, whose operations are principally located in Taiwan. Taiwan and the People's Republic of China are continuously engaged in political disputes. Such disputes may continue and even escalate, resulting in economic embargo, a disruption in shipping or even military hostilities. This could severely harm OSEI's business by interrupting or delaying production or shipment of products distributed by OSEI. Any kind of activity of this nature or even rumors of such activity could severely and negatively impact the Company's results of operations and financial position.

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

Competition

     The semiconductor packaging industry is highly competitive. The Company currently faces substantial competition from established packaging foundries located in Asia, such as Advanced Semiconductor Assembly Technology in Hong Kong, Advanced Semiconductor Engineering, Inc. and Siliconware in Taiwan, Amkor Technology and ChipPAC in Korea, and other subcontractors in Singapore, Taiwan, Malaysia and Indonesia. Each of these companies has significantly greater manufacturing capacity, financial resources, research and development operations, marketing and other capabilities than the Company and has been operating for a significantly longer period of time than the Company. Such companies have also established relationships with many large semiconductor companies, which are current or potential customers of the Company. The Company could face substantial competition from Asian packaging foundries should one or more of such companies decide to establish foundry operations in North America. The Company also faces competition from other independent North American packaging foundries. The Company also competes with companies with in-house packaging capabilities as current and prospective customers constantly evaluate the Company's capabilities against the merits of in-house packaging. Many of the Company's customers are also customers of one or more of the Company's principal competitors. The principal elements of competition in the semiconductor packaging market include delivery cycle times, price, product performance, quality, production yield, responsiveness and flexibility, reliability and the ability to design and incorporate product improvements. The Company believes it principally competes on the basis of shorter delivery cycle times it can offer customers due to the close proximity of its manufacturing facility to its customers' operations and the end users of its customers' products.

     For the past several years, the Company has experienced a decline in the average selling prices for a number of its products. During 2001, the manufacturing segment of the Company shifted its focus to lower volume, faster turnaround production, which generates higher average selling prices. The Company expects that average selling prices for its products will increase in the future due to this change in business strategy. The distribution segment of the Company will continue to follow the pricing guidelines set by OSE in order to compete in the global market.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the expense related to those debt instruments and credit facilities that are tied to market rates. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at March 31, 2002 would not cause the interest expense paid with respect to our outstanding debt instruments to change by a material amount. Declines in interest rates over time will reduce our interest expense while increases in interest rates over time will increase our interest expense. As of March 31, 2002, the Company had not engaged in any significant foreign currency activity.

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

                                            OSE USA, Inc.

Date:    May 20, 2002                       /s/ EDMOND TSENG
                                            ------------------------------------
                                            Edmond Tseng
                                            President, Chief Executive Officer
                                            and Acting Chief Financial Officer