Form 10-Q
period 2002-06-30
OSE USA INC
filed 2002-08-14
CIK 924101

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 0-27712

OSE USA, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0309372
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2221 Old Oakland Road San Jose, CA	95131-1402
(Address of principal executive offices)	(Zip Code)

(408) 321-3600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒            No ☐

Number of shares of common stock outstanding as of July 15, 2002: 82,280,607. As of July 31, 2002, the Company also had 3,000,000 shares of Series A Convertible Preferred Stock and 3,023,255 shares of Series B Convertible Preferred Stock, outstanding, which are convertible at any time by the holder into 41,246,312 shares and 41,565,626 shares, respectively, of common stock.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OSE USA, Inc.
Condensed Consolidated Balance Sheets
(In thousands except share data)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,132	$1,844
Accounts receivable, net of allowance for doubtful accounts of $179 and $307, respectively	16,689	15,987
Inventory	714	855
Prepaid expense and other current assets	311	331

Total current assets	18,846	19,017
Property and equipment, net	4,116	5,448
Intangible assets, net	2,620	4,198
Other assets	9	9

Total assets	$25,591	$28,672

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Bank debt and notes payable	$10,613	$11,557
Accounts payable	406	630
Accounts payable—related parties	31,345	27,958
Accrued expenses and other liabilities	2,001	1,978

Total current liabilities	44,365	42,123
Deferred gain on sale of facilities	767	836

Total liabilities	45,132	42,959

Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; 6,023,225 (Series A: 3,000,000 shares, Series B: $3,023,225 shares) issued and outstanding; liquidation preference: Series A: $1.70 per share, Series B: $1.98 per share	11,100	11,100

Stockholders’ deficit:
Common stock, $.001 par value; 300,000,000 shares authorized; 82,280,607 (2002) and 67,153,375 (2001) shares issued and outstanding	82	67
Additional paid-in capital	56,032	55,596
Accumulated deficit	(86,755)	(81,050)

Total stockholders’ deficit	(30,641)	(25,387)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$25,591	$28,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSE USA, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Revenues	$2,679	$3,152	$5,167	$6,766
Cost of revenues	2,749	3,532	5,556	7,025

Gross loss	(70)	(380)	(389)	(259)

Operating expenses:
Selling, general & administrative	1,182	1,298	2,493	2,523
Research & development	301	291	690	686

Total operating expenses	1,483	1,589	3,183	3,209

Operating loss	(1,553)	(1,969)	(3,572)	(3,468)
Interest and other income	68	122	85	148
Interest expense	(215)	(307)	(364)	(850)

Net loss before tax and cumulative effect of change in accounting principle	(1,700)	(2,154)	(3,851)	(4,170)

Provision for tax	(10)	—	(10)	—

Net loss before cumulative effect of a change in accounting principle	(1,710)	(2,154)	(3,861)	(4,170)
Cumulative effect of change in accounting principle	(1,400)	—	(1,400)	—

Net loss	(3,110)	(2,154)	(5,261)	(4,170)
Preferred dividend	222	221	444	444

Net loss applicable to common stockholders	$(3,332)	$(2,375)	$(5,705)	$(4,614)

Per share data:
Net loss per share before cumulative effect of a change in accounting principle basic and diluted	$(0.02)	$(0.04)	$(0.05)	$(0.08)
Cumulative effect of a change in accounting principle basic and diluted	(0.02)	—	$(0.02)	—

Net loss applicable to common stockholders—basic and diluted	$(0.04)	$(0.04)	$(0.07)	$(0.08)

Number of shares used to compute per share data—basic and diluted	82,280	59,452	81,471	59,390

The accompanying notes are an integral part of these financial statements.

OSE USA, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For Six Months Ended
	June 30, 2002	July 1, 2001
Cash flows provided by (used in) operating activities
Net loss	$(5,261)	$(4,170)
Adjustments:
Depreciation and amortization	1,527	1,932
Cumulative effect of a change in accounting principle	1,400	—
Gain on sale of facilities, net	(69)	(69)
Gain on disposal of equipment	—	(92)
Changes in assets and liabilities:
Accounts receivable	(702)	5,897
Inventories	141	406
Other assets	21	297
Accounts payable	3,163	(198)
Accrued liabilities	29	(454)

Net cash provided by (used in) operating activities	249	3,549

Cash flows from investing activities
Proceeds from disposal of equipment	—	93
Capital expenditures	(17)	(215)

Net cash used in investing activities	(17)	(122)

Cash flows from financing activities
Payments on bank debt	(944)	(4,331)
Proceeds from issuance of common stock, net	—	38

Net cash used in financing activities	(944)	(4,293)

Net decrease in cash and cash equivalents	(712)	(866)
Cash and cash equivalents at beginning of period	1,844	3,300

Cash and cash equivalents at end of period	$1,132	$2,434

Supplemental disclosure of cash flow information
Cash paid for interest	$364	$850
Common stock issued for preferred dividend	$444	$204

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSE USA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

OSE USA, Inc., formerly named Integrated Packaging Assembly Corporation, (the “Company”) was incorporated in California on April 28, 1992 and reincorporated in Delaware on June 19, 1997. The Company changed its name on June 6, 2001 in connection with the Company’s strategic reorganization. The Company operates within two segments of the semiconductor industry: (1) manufacturing and (2) distribution.

Within manufacturing, the Company assembles and packages integrated circuits from wafers consigned by its customers. The Company’s focus is on quad flat packages (“QFPs”), thin quad flat packages (“TQFPs”), ball grid array packages (“BGAs”), flip chips, and chip scale packaging (“CSPs”), which are used in complex integrated circuits with high pin-counts in the personal computer and telecommunications industries. The Company also provides advanced design and assembly services to satisfy its customers’ requirements.

Within distribution, the Company is the exclusive North American sales and marketing organization for Orient Semiconductor Electronics, Ltd. (“OSE”) of Taiwan, a public Taiwanese company and the Company’s controlling stockholder. The Company is also the exclusive North America sales and marketing organization for affiliated company Orient Semiconductor Electronics Philippines, Inc. (“OSEP”). Revenues are derived exclusively from fees received on the sales of OSE and OSEP semiconductor assembly and test services to customers headquartered in North America, in accordance with a distribution agreement. The Company entered this segment of the market in October 1999 with the acquisition of OSE, Inc. (“OSEI”).

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

The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three and six month periods ended June 30, 2002 and July 1, 2001 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 2002.

The Company has experienced fluctuating levels of demand and ongoing net losses. The Company has a line of credit in the amount of $15 million that has been extended through February 15, 2003. The line of credit is currently guaranteed by OSE. As a result of these circumstances, the Company’s independent accountants’ opinion on the Company’s December 31, 2001 consolidated financial statements includes an explanatory paragraph to indicate that these matters raise substantial doubt about this Company’s ability to continue as a going concern.

NOTE 2.    NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. The provisions of SFAS 142 provide that goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, not be amortized and, effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives no longer be subject to amortization. The statement also provides that upon initial application the useful lives of previously recognized intangible assets be reassessed and remaining amortization periods adjusted accordingly.

The Company’s previously recognized intangible assets consist primarily of the distributor contract with OSE and goodwill. Upon initial application of SFAS 142 as of January 1, 2002, the Company reassessed the useful life of the distributor contract and continued amortizing this intangible asset over its remaining useful life of eight years. Management believes that such amortization reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.

As of January 1, 2002, the Company is no longer amortizing goodwill, resulting in approximately $93,000 and $185,000 less amortization expense for the three and six months ended June 30, 2002. The transition provisions of SFAS 142 require the completion of a 2-step transitional impairment test. The Company completed both steps of the transitional impairment test in the second quarter of 2002. Results from the test indicated that the book value of the reporting unit to which goodwill was assigned, exceeded its implied fair value. The Company determined the amount of goodwill impairment by allocating the implied fair value of the reporting unit to its assets and liabilities. The results of this allocation indicated that goodwill was fully impaired. The Company recorded the impairment loss of $1,400,000 as a cumulative change in accounting principle.

The following table details the proforma transitional disclosures:

	($000 except for earnings-per-share amounts)
	Three months ended		Six months ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Reported net loss applicable to common stockholders	$(3,332)	$(2,375)	$(5,705)	$(4,614)
Add back: Goodwill amortization		93		185
Add back: Cumulative effect of change in accounting principle, net of tax		—		—

	1,400		1,400

Adjusted net loss applicable to common stockholders	$(1,932)	$(2,282)	$(4,305)	$(4,429)

Basic and diluted earnings per share:
Reported net loss after preferred dividend	$(0.04)	$(0.04)	$(0.07)	$(0.08)
Goodwill amortization
Cumulative effect of change in accounting principle	0.02	—	0.02	0.01

Adjusted net loss applicable to common stockholders	$(0.02)	$(0.04)	$(0.05)	$(0.07)

NOTE 3.    BALANCE SHEET COMPONENTS:

(In thousands)	June 30, 2002	December 31, 2001
Inventory
Raw materials	$1,627	$1,816
Work in process	19	24

Subtotal	$1,646	$1,840
Allowance for obsolescence	(932)	(985)

Total	$714	$855

NOTE 4.    ACCOUNTS RECEIVABLE:

The majority of the Company’s accounts receivable are due from semi-conductor companies. Credit is extended based on evaluation of the customers’ financial condition and, generally, collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management regularly evaluates the allowance for doubtful accounts. The estimated losses are based on the aging of our accounts receivable balances, a review of significant past due accounts, and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

NOTE 5.    INCOME TAXES:

Provision for income taxes was recorded for the three and six-month periods ended June 30, 2002. Even though the Company operated at a loss, a state income tax liability has been accrued based on tax criteria set by the state of Massachusetts. The Company believes the realization of its deferred tax assets is unlikely and accordingly, has recorded an offsetting valuation allowance.

NOTE 6.    NET LOSS PER SHARE:

Net loss per basic and diluted share for the three and six month periods ended June 30, 2002 and July 1, 2001 was computed using the weighted average number of common shares outstanding during the period but excluded the dilutive potential of common shares from assumed conversions because of their anti-dilutive effect. Dilutive potential of common shares include conversion of preferred shares (Note 8), outstanding stock options and warrants, using the treasury stock method. At June 30, 2002, there were options and warrants outstanding to purchase an aggregate of 11,008,565 shares of Common Stock of which options and warrants to purchase an aggregate of 7,000,255 shares were exercisable. At July 1, 2001, there were options and warrants outstanding to purchase an aggregate of 14,454,734 shares of Common Stock of which options and warrants to purchase an aggregate of 5,238,254 shares were exercisable.

NOTE 7.    BANK DEBT:

On March 27, 2002, the Company extended a line of credit agreement with two banks that provides for advances up to the lesser of $15.0 million (committed revolving credit line) or the advance rate against qualified accounts receivable (as defined). Over advances under this agreement are immediately payable to the lender. Borrowings under this line of credit accrue interest at the banks’ prime rate plus 0.50% and are collateralized by the assets of the Company and are guaranteed by OSE.

At June 30, 2002, the Company had $2.5 million available to borrow under the line of credit agreement. The line of credit agreement has been extended to February 15, 2003.

NOTE 8.    CONVERTIBLE PREFERRED STOCK:

As of June 30, 2002, the Company had 3,000,000 shares of Series A convertible preferred stock, and 3,023,225 shares of Series B convertible preferred stock outstanding. Each share of Series A and Series B Preferred is convertible into 13.7487705 shares of the Company’s common stock at the option of the holders.

The holders of shares of Series A Preferred and Series B Preferred are entitled to dividends at the rate of $0.136 and $0.159, respectively, per annum per share, payable semiannually on July 1 and January 1 each year. The dividends on Series A and Series B preferred stocks are payable in cash, shares of common stock or any combination of cash and shares of common stock, at the option of the holders of Series A and Series B Preferred. The holders of the Series A preferred and Series B preferred are entitled to the payment of $1.70 and $1.98 per share, respectively, in the event of any liquidation, dissolution, or winding up of the Company, including any consolidation, merger or other reorganization whereby the existing shareholders of the Company own less than 50% of the Company’s voting power subsequent to the transaction.

Dividends of approximately $444,000 and $444,000 are included in accrued liabilities as of June 30, 2002 and December 31, 2001, respectively. On August 9, 2002, the Company executed an agreement pursuant to which it will rescind its previous distribution of common shares paid to its majority shareholder, OSE Ltd., in settlement of a preferred dividend obligation. Dividend on the Series A and B preferred stock are cumulative until paid, and are payable, at the option of the holder, in cash or shares of common stock. Under the term of the agreement, OSE Ltd. will return to the Company certificates representing 26,344,391 shares of OSE USA common stock. Simultaneously, the Company will record as a liability the obligation to pay OSE approximately $1.6 million in preferred dividends, and, in accordance with the Company’s charter, approximately $176,000 in accrued interest as of June 30, 2002.

The decision to rescind the previous payment of dividends was made after the Company was advised by its counsel (and also by special counsel engaged for this purpose) that the Company’s surplus and earnings may have been insufficient to support the payment of the dividends under Delaware law, the Company’s state of incorporation.

NOTE 9.    SEGMENTS

The Company has two segments, manufacturing and distribution. Manufacturing comprises the semiconductor packaging services of packages designed for assembly using Surface Mount Technology (“SMT”) in which leads on integrated circuits are soldered to the surface of the printed circuit board. Within the SMT market, the Company focuses on high pin-count packages, such as Quad Flat packages (“QFP”) and thin Quad Flat packages (“TQFP”). Distribution comprises the North American sales, marketing and technical support organization for OSE and OSEP. Commissions are earned from the sales for the semiconductor assembly and test services of OSE and OSEP. The customers are mainly US headquartered manufacturers of high-tech products such as video components, chip sets, graphics chips and logic components.

(In thousands)	Manufacturing	Distribution	Eliminations	Total
Three Months Ended June 30, 2002:
Revenues	$1,323	$1,356	$—	$2,679
Interest income	—	517	(514)	3
Interest expense	(729)	—	514	(215)
Depreciation and amortization	553	95	—	648
Net income (loss)	(3,333)	223	—	(3,110)
Accounts receivable, net	593	16,096	—	16,689
Total assets	10,636	19,663	(4,708)	25,591
Expenditures for additions to long-lived assets	$3	$5	$—	$8

(In thousands)	Manufacturing	Distribution	Eliminations	Total
Three Months Ended July 1, 2001:
Revenues	$1,940	$1,212	$—	$3,152
Interest income	—	269	(237)	32
Interest expense	(544)	—	237	(307)
Depreciation and amortization	748	189	—	937
Net income (loss)	(2,675)	521	—	(2,154)
Accounts receivable, net	1,916	15,054	—	16,970
Total assets	14,363	34,627	(17,496)	31,494
Expenditures for additions to long-lived assets	$3	$4	$—	$7

(In thousands)	Manufacturing	Distribution	Eliminations	Total
Six Months Ended June 30, 2002:
Revenues	$2,782	$2,385	$—	$5,167
Interest income	—	974	(966)	8
Interest expense	(1,330)	—	966	(364)
Depreciation and amortization	1,338	189	—	1,527
Net income (loss)	(5,778)	517	—	(5,261)
Accounts receivable, net	593	16,096	—	16,689
Total assets	10,636	19,663	(4,708)	25,591
Expenditures for additions to long-lived assets	$12	$5	$—	$17

Six Months Ended July 1, 2001:
Revenues	$4,416	$2,350	$—	$6,766
Interest income		425	(367)	58
Interest expense	(1,217)	—	367	(850)
Depreciation and amortization	1,561	371	—	1,932
Net income (loss)	(5,061)	891	—	(4,170)
Accounts receivable, net	1,916	15,054	—	16,970
Total assets	14,363	34,627	(17,496)	31,494
Expenditures for additions to long-lived assets	$203	$12	$—	$215

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are subject to certain factors that could cause actual results to differ materially from those reflected in the forward-looking statements. Such factors include, but are not limited to, those discussed below and elsewhere in this Report on Form 10-Q.

Overview

As a result of a reduction in orders from the Company’s customers, the Company has had significant excess production capacity since the first quarter of 1997. The reduction in revenue and underutilization of capacity and the resulting under-absorption of fixed costs resulted in operating losses that continued through the second quarter of 2002. As a result of these circumstances, the Company’s independent accountants’ opinion on the Company’s December 31, 2001 financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

OSEI serves as the exclusive North American distributor of OSE, a public Taiwanese company and the Company’s principal stockholder. OSEI also serves as the exclusive North American distributor for affiliated company OSE Philippines (“OSEP”). OSEI derives its revenues exclusively from fees received on the sales of OSE’s semiconductor assembly and test services to customers headquartered in North America.

The Company’s business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and currently, is subject to a significant economic downturn characterized by reduced product demand, rapid erosion of average selling prices and excess production capacity. In addition, rapid technological change, evolving industry standards, intense competition and fluctuations in end-user demand characterize the markets for integrated circuits. Since the Company’s business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any future downturn in the semiconductor industry is expected to have an adverse effect on the Company’s business, financial condition and results of operations. These general industry conditions continued to affect the Company’s business for the three and six months ended June 30, 2002. Furthermore, since the Company’s expense levels are based in part on anticipated future revenue levels, if revenue were to fall below anticipated levels, the Company’s operating results would be materially adversely affected.

For the six months ended June 30, 2002, the manufacturing segment of the Company has experienced an increase in the average selling price for its services but a decrease in production volume compared with the same period in 2001. This is due to the strategic changes implemented by the Company in late 2001 to focus on quick turn and engineering lot assemblies in order to improve its profitability, due to the fact that quick turn and engineering lot assemblies provide higher profit margins. Both the distribution and manufacturing segments are subject to intense competitive conditions. A decline in average selling prices of the Company’s services, if not offset by reductions in the cost of performing those services, would further decrease the Company’s gross margins and materially and adversely affect the Company’s business, financial condition and results of operations. There can be no assurance that the Company will be able to reduce its cost per unit.

Revenues

The Company’s manufacturing operating segment generally recognizes revenues upon shipment of products. The distribution segment earns revenue through a distributor agreement with OSE where revenues are derived from fees received on the sales of OSE’s and OSEP’s semiconductor assembly and test services to customers headquartered in North America and revenues are recognized on a net commission basis.

Total revenues decreased 15.6% to $2.7 million for the three-month period ended June 30, 2002 from $3.2 million for the three-month period ended July 1, 2001. Total revenues decreased 23.5% to $5.2 million for the six month period ended June 30, 2002 from $6.8 million for the six month period ended July 1, 2001.

Revenues for the three month period ended June 30, 2002 for the manufacturing segment were $1.3 million compared with $1.9 million for the comparable period in the prior fiscal year. Revenues for the six month period ended June 30, 2002 for the manufacturing segment were $2.8 million compared with $4.4 million for the comparable period in the prior fiscal year. The decrease in revenues for the manufacturing segment are primarily due to decreased orders as a result of the general slowdown in the semiconductor industry, partially offset by higher average selling prices due to a change in product mix.

Revenues for the three month period ended June 30, 2002 for the distribution segment were $1.4 million compared with $1.2 million for the comparable period in the prior fiscal year. Revenues for the six month period ended June 30, 2002 for the distribution segment were $2.4 million compared with $2.4 million for the comparable period in the prior fiscal year.

Gross Profit (Loss)

Cost of revenues includes materials, labor, depreciation and overhead costs associated with semiconductor packaging. Gross loss for the three and six-month periods ended June 30, 2002 was ($70, 000) and ($389, 000) respectively, compared with a gross loss of ($380,000) and ($259,000) for the comparable periods in the prior fiscal year. Gross loss as a percentage of revenues was (2.6%) and (7.5%) for the three and six month periods ended June 30, 2002, compared to gross loss as a percentage of revenues of (12.1%) and (3.8%), respectively, for the comparable periods in the prior fiscal year. This decrease in gross loss for the three month period was primarily the result of an increase in profit contribution by OSEI of $0.2 million. The increase in gross loss for the six month period ended June 30, 2002 was primarily the result of a decrease in profit contribution by distribution segment for the first quarter and an increase in gross loss for the Company’s manufacturing segment of $0.2 million due to lower unit shipments, partially offset by higher average selling prices, as a result of a change in product mix and lower labor and manufacturing overhead costs.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal, and accounting costs. Selling, general and administrative expenses decreased 7.7% to $1.2 million and decreased 1.2% to $2.5 million respectively, for the three and six-month periods ended June 30, 2002. Selling, general and administrative expenses for the three and six month periods ended July 1, 2001 were $1.3 million and $2.5 million, respectively. The $0.1 million and $30,000 decrease for the three month and six month periods was due primarily to decreased spending in the sales function and administration activities.

As a percentage of revenues, selling, general and administrative expenses increased from 41.2% and 37.3% for the three and six month periods ended July 1, 2001, respectively, to 44.1% and 48.2% for the three and six month periods ended June 30, 2002, respectively. These increases were due to the lower revenue levels in 2002.

Research and Development

Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses increased 3.4% to $301,000 and 0.6% to $690,000 for the three and six month periods ended June 30, 2002, respectively, over the comparable periods in 2001. This increase is primarily due to increased payroll related expenses.

As a percentage of revenues, research and development expenses increased from 9.2% and 10.1% for the three and six-month periods ended July 1, 2001, respectively, to 11.2% and 13.4% for the three and six-month periods ended June 30, 2002, respectively. These increases were primarily due to higher absolute dollar spending and lower revenue in 2002.

Impairment of goodwill

The Company completed the 2-step transitional impairment test required by SFAS 142 in the second quarter of 2002. Results from the test indicated that the book value of the reporting unit to which goodwill was assigned, exceeded its implied fair value. The Company determined the amount of goodwill impairment by allocating the implied fair value of the reporting unit to its assets and liabilities. The results of this allocation indicated that goodwill was fully impaired. The Company recorded the impairment loss of $1,400,000 as cumulative change in accounting principle.

Interest and Other Income

Interest income is primarily comprised of interest earnings from investments in cash equivalents. Interest and other income decreased from $122,000 and $148,000 for the three and six-month periods ended July 1, 2001, respectively, to $68,000 and $85,000 for the three and six-month periods ended June 30, 2002, respectively. The decrease was mainly due to an equipment disposal gain of $92,500 recorded in second quarter of 2001.

Interest Expense

Interest expense consists of interest payable on bank debt. Interest expense decreased from $307,000 and $850,000 for the three and six month periods ended July 1, 2001, respectively, to $215,000 and $364,000 for the three and six month periods ended June 30, 2002, respectively. Interest expense decreased as a result of lower borrowings and interest rates.

Provision for Income Taxes

Provision for income taxes was recorded for the three and six-month periods ended June 30, 2002. Even though the Company operated at a loss, a state income tax liability has been accrued based on tax criteria set by the state of Massachusetts.

Liquidity and Capital Resources

During the six month period ended June 30, 2002, the Company’s net cash provided by operations was $0.2 million. Net cash provided by operations was comprised primarily of a net loss of $5.3 million, offset by $1.5 million of non-cash charges for depreciation, amortization, a $1.4 million cumulative change in accounting principle, and a net decrease in working capital items of $2.6 million. The net decrease in working capital items primarily reflected a $3.2 million increase in accounts payable. At June 30, 2002, the Company had cash and cash equivalents of $1.1 million. The Company is operating under bank lines expiring on February 15, 2003.

In the six months ended June 30, 2002, investing activities used $17,000 for capital expenditures. Most of the Company’s production equipment has historically been funded either through capital leases or term loans secured by production equipment, however, future expenditures are expected to be funded out of internal cash flow.

During the six months ended June 30, 2002, $0.9 million was used in financing activities to reduce the line of credit borrowing.

The Company believes that existing cash balances together with the renewal of existing bank lines will be sufficient to meet its projected working capital and other cash requirements through 2002. At June 30, 2002, borrowings of $10.6 million were less than the advance rate against qualified accounts receivable by $2.5 million. This under advance was available to the Company for borrowing as of June 30, 2002. The Company believes that its existing bank line of credit of $15.0 million, which expires on February 15, 2003, will be further extended because it is guaranteed by the Company’s principal stockholder, OSE. There can be no assurances, however, that the bank line will be renewed or that lower than expected revenues, increased expenses, increased costs associated with the purchase or maintenance of capital equipment, or other events will not cause the Company to seek more capital, or capital sooner than currently expected. To the extent that the bank lines are not renewed, the financial condition and results of operations of the Company will be adversely affected. There can be no assurance that such additional financing will be available when needed or, if available, will be available on satisfactory terms.

Risk Factors

Risk of dependence on raw material suppliers

To maintain competitive manufacturing operations, the Company must obtain from its suppliers, in a timely manner, sufficient quantities of acceptable materials at expected prices. The Company obtains most of its raw materials, including critical materials such as lead frames and die attach compound, from a limited group of suppliers. Substantially all molding compound, a critical raw material, is obtained from a single supplier. From time to time, suppliers have extended lead times or limited the supply of required materials to the Company because of supplier capacity constraints and, consequently, the Company has experienced difficulty in obtaining acceptable raw materials on a timely basis. In addition, from time to time, the Company has rejected materials from those suppliers that do not meet its specifications, resulting in declines in output or yield. Any interruption in the availability of or reduction in the quality of materials from these suppliers would materially adversely affect the Company’s business, financial condition and results of operations. The Company’s ability to respond to increased orders would also be adversely affected if the Company were not able to obtain increased supplies of key raw materials.

Risk of no long-term contracts with suppliers

The Company purchases all of its materials on a purchase order basis and has no long-term contracts with any of its suppliers. There can be no assurance that the Company will be able to obtain sufficient quantities of raw materials and other supplies. The Company’s business, financial condition and results of operations would be materially adversely affected if it were unable to obtain sufficient quantities of raw materials and other supplies in a timely manner or if there were significant increases in the costs of raw materials that the Company could not pass on to its customers.

Risk related to high fluctuation in the semiconductor industry

The Company’s business is highly related to the semiconductor industry. The semiconductor industry is comprised of different market segments based on device type and the end use of the device. Accordingly, within the semiconductor industry, demand for production in a particular segment may be subject to more significant fluctuations than other segments. If any of the Company’s significant customers were in a segment that has experienced adverse market conditions, there would be an adverse effect on the Company’s business, financial condition and operating results. There can be no assurance that reduced demand, or the general economic conditions underlying such demand, will not continue to adversely affect the Company’s results of operations. Furthermore, there can be no assurance that any such continuation or expansion of this reduced demand will not result in an additional and significant decline in the demand for the products produced by the Company’s customers and a corresponding material adverse impact on the Company’s business, operating results and financial condition.

Risk of losing technological and manufacturing expertise

The semiconductor packaging industry is continuously going through technological changes, which requires increased technological and manufacturing expertise. If the Company were behind in developing the required expertise, the introduction of new packaging technologies, or a reduction or shift away from the packages under development, this would result in a material adverse effect on the Company’s business, financial condition and results of operations.

Risk related to patent infringement

As is typical in the semiconductor industry, the Company may receive communications from third parties asserting patents on certain of the Company’s technologies. In the event any third party was to make a valid claim and a license was not available on commercially reasonable terms, the Company’s business, financial condition and results of operations could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses, or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on the Company’s business, financial condition and results of operations. At March 31, 2002, the Company was not a party to any litigation relating to patent or other intellectual property matters.

Risk related to the short- term nature of customer orders and product cycle

The Company’s operating results are affected by a wide variety of factors that have in the past and could in the future materially and adversely affect revenues, gross profit, operating income and liquidity. These factors include the short-term nature of its customers’ commitments, timing and volume of orders relative to the Company’s production capacity, long lead times for the manufacturing equipment required by the Company, evolutions in the life cycles of customers’ products, timing of expenditures in anticipation of future orders, lack of a meaningful backlog, effectiveness in managing production processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company’s average selling prices, the Company’s ability to secure additional financing and changes in economic conditions. Unfavorable changes in any of the preceding factors have in the past and may in the future adversely affect the Company’s business, financial condition and results of operations.

Risk related to political, economic, and military conditions in Taiwan

The Company may be significantly impacted by the political, economic and military conditions in Taiwan due to the Company’s subsidiary, OSEI, being a distributor for OSE, whose operations are principally located in Taiwan. Taiwan and the People’s Republic of China are continuously engaged in political disputes. Such disputes may continue and even escalate, resulting in economic embargo, a disruption in shipping or even military hostilities. This could severely harm OSEI’s business by interrupting or delaying production or shipment of products distributed by OSEI. Any kind of activity of this nature or even rumors of such activity could severely and negatively impact the Company’s results of operations and financial position.

Risk related to geographical location

The Company’s facilities are located in California near major earthquake faults. In addition, some of the Company’s suppliers are located near earthquake sensitive areas. In the event of a major earthquake or other natural disaster near its facilities, the Company’s operations could be harmed. Similarly, a major earthquake or other natural disaster near the Company’s suppliers, like the one that occurred in Taiwan in September 1999, could disrupt the operations of those suppliers, which could limit the availability of products for the Company to distribute and harm the Company’s business.

Competition

The semiconductor packaging industry is highly competitive. The Company currently faces substantial competition from established packaging foundries located in Asia, such as Advanced Semiconductor Assembly Technology in Hong Kong, Advanced Semiconductor Engineering, Inc. and Siliconware in Taiwan, Amkor Technology and ChipPAC in Korea, and other subcontractors in Singapore, Taiwan, Malaysia and Indonesia. Each of these companies has significantly greater manufacturing capacity, financial resources, research and development operations, marketing and other capabilities than the Company and has been operating for a significantly longer period of time than the Company. Such companies have also established relationships with many large semiconductor companies, which are current or potential customers of the Company. The Company could face substantial competition from Asian packaging foundries should one or more of such companies decide to establish foundry operations in North America. The Company also faces competition from other independent North American packaging foundries. The Company also competes with companies with in-house packaging capabilities as current and prospective customers constantly evaluate the Company’s capabilities against the merits of in-house packaging. Many of the Company’s customers are also customers of one or more of the Company’s principal competitors. The principal elements of competition in the semiconductor packaging market include delivery cycle times, price, product performance, quality, production yield, responsiveness and flexibility, reliability and the ability to design and incorporate product improvements. The Company believes it principally competes on the basis of shorter delivery cycle times it can offer customers due to the close proximity of its manufacturing facility to its customers’ operations and the end users of its customers’ products.

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

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the expense related to those debt instruments and credit facilities that are tied to market rates. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at June 30, 2002 would not cause the interest expense paid with respect to our outstanding debt instruments to change by a material amount. Declines in interest rates over time will reduce our interest expense while increases in interest rates over time will increase our interest expense. As of June 30, 2002, the Company had not engaged in any significant foreign currency activity.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1	Section 906. Certification

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSE USA, Inc.

Date:	August 14, 2002	/s/ EDMOND TSENG
Edmond Tseng President, Chief Executive Officer and Acting Chief Financial Officer

Date:	August 14, 2002	/s/ ELTON LI
Elton Li Corporate Controller and Chief Accounting Officer