Form 10-Q/A
period 2002-03-31
OSE USA INC
filed 2002-08-30
CIK 924101

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                          to

Commission file number: 0-27712

OSE USA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	77-0309372 (I.R.S. Employer Identification No.)

2221 Old Oakland Road San Jose, CA (Address of principal executive offices)	95131-1402 (Zip Code)

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

EXPLANATORY NOTE:

This Form 10-Q/A amends the Registrant’s quarterly Form 10-Q for the first fiscal quarter ended March 31, 2002 as filed on May 20, 2002 and is being filed to reflect the restatement of the Registrant’s consolidated financial statements for that period. The restatement relates to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets. As required by the transitional provisions of SFAS No. 142, the Company reviewed the carrying value of goodwill as of January 1, 2002 for impairment. Results from the review indicated that the carrying value of the reporting unit to which goodwill was assigned, exceeded its estimated fair value. The Company’s reporting units are consistent with the operating segments underlying the segments identified in Note 9—Segments. The Company determined the amount of goodwill impairment by allocating the estimated fair value of the reporting unit to its assets and liabilities. The fair value of the impaired reporting unit underlying the segment was estimated using a discounted cash flow methodology. The results of this allocation indicated that goodwill was fully impaired. As a result, the Company charged an impairment loss of $1,400,000 to the results of operations as a cumulative change in accounting principle. The changes in the financial statements are detailed in Note 2. In addition, all related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations have been changed to reflect this adoption.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OSE USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	March 31, 2002	December 31, 2001
	(Unaudited- Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,396	$1,844
Accounts receivable, net of allowance for doubtful accounts of $418 and $307, respectively	14,739	15,987
Inventory	664	855
Prepaid expense and other current assets	363	331

Total current assets	17,162	19,017
Property and equipment, net	4,666	5,448
Intangible assets, net of accumulated amortization of $1,666 and 1,577, respectively	2,709	4,198
Other assets	10	9

Total assets	$24,547	$28,672

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank debt and notes payable	$10,413	$11,557
Accounts payable	654	630
Accounts payable—related parties	28,863	27,958
Accrued expenses and other liabilities	1,431	1,978

Total current liabilities	41,361	42,123
Deferred gain on sale of facilities	802	836

Total liabilities	42,163	42,959

Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; 6,023,225 (Series A: 3,000,000 shares, Series B: 3,023,225 shares) issued and outstanding; liquidation preference: Series A: $1.70 per share, Series B: $1.98 per share	11,100	11,100

Stockholders’ deficit:
Common stock, $.001 par value; 300,000,000 shares authorized; 82,279,607 (2002) and 67,153,375 (2001) shares issued and outstanding	82	67
Additional paid-in capital	56,025	55,596
Accumulated deficit	(84,823)	(81,050)

Total stockholders’ deficit	(28,716)	(25,387)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$24,547	$28,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSE USA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31, 2002	April 1, 2001
	(Restated)
Revenues	$2,488	$3,614
Cost of revenues	2,807	3,493

Gross profit (loss)	(319)	121

Operating expenses:
Selling, general & administrative	1,311	1,225
Research & development	389	395

Total operating expenses	1,700	1,620

Operating loss	(2,019)	(1,499)
Interest and other income	17	26
Interest expense	(149)	(543)

Net loss before cumulative effect of change in accounting principle	(2,151)	(2,016)
Cumulative effect of change in accounting principle	(1,400)	—

Net loss	(3,551)	(2,016)
Preferred stock dividend	222	223

Net loss applicable to common stockholders	$(3,773)	$(2,239)

Per share data:
Net loss per share applicable to common stockholders before cumulative effect in accounting change
Basic and diluted	$(0.03)	$(0.04)
Cumulative effect of change in accounting principle
Basic and diluted	(0.02)	—

Net loss applicable to common stockholders
Basic and diluted	$(0.05)	$(0.04)

Number of shares used to compute per share data
Basic and diluted	80,662	59,330

The accompanying notes are an integral part of these financial statements.

OSE USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For Three Months Ended
	March 31, 2002	April 1, 2001
	(Restated)
Cash flows provided by (used in) operating activities
Net loss	($3,551)	($2,016)
Adjustments:
Depreciation and amortization	879	995
Cumulative effect of a change in accounting principle	1,400	—
Gain on sale of facilities, net	(34)	(34)
Changes in assets and liabilities:
Accounts receivable	1,248	7,589
Inventories	191	117
Other assets	(33)	251
Accounts payable and accounts payable—related party	929	(6,692)
Accrued liabilities	(324)	(540)

Net cash provided by (used in) operating activities	705	(330)

Cash flows from investing activities
Capital expenditures	(9)	(208)

Net cash used in investing activities	(9)	(208)

Cash flows from financing activities
Payments on bank debt	(1,144)	—
Proceeds from issuance of common stock, net	—	38

Net cash provided by (used in) financing activities	(1,144)	38

Net decrease in cash and cash equivalents	(448)	(500)
Cash and cash equivalents at beginning of period	1,844	3,300

Cash and cash equivalents at end of period	$1,396	$2,800

Supplemental disclosure of cash flow information
Cash paid for interest	$149	$543
Common stock issued for preferred dividends	444	204

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSE USA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

OSE USA, Inc. (Formerly Integrated Packaging Assembly Corporation) (the “Company”) was incorporated in California on April 28, 1992 and reincorporated in Delaware on June 19, 1997. The Company changed its name on June 6, 2001 in connection with the Company’s strategic reorganization. The Company operates within two segments of the semiconductor industry: (1) manufacturing and (2) distribution.

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

As of January 1, 2002, the Company is no longer amortizing goodwill, resulting in approximately $93,000 less amortization expense for the three months ended March 31, 2002. The Company reviewed the carrying value of goodwill as of January 1, 2002 for impairment as required by the transitional impairment provisions of SFAS 142. Results from the review indicated that the carrying value of the reporting unit to which goodwill was assigned, exceeded its estimated fair value. The Company’s reporting units are consistent with the operating segments underlying the segments identified in Note 9—Segments. The Company determined the amount of goodwill impairment by allocating the estimated fair value of the reporting unit to its assets and liabilities. The fair value of the impaired reporting unit underlying the segment was estimated using a discounted cash flow methodology. The results of this allocation indicated that goodwill was fully impaired. As a result, the Company charged an impairment loss of $1,400,000 to the results of operations as a cumulative change in accounting principle.

The 2001 results do not reflect the provisions of SFAS 142. Had the Company adopted SFAS 142 on January 1, 2001, the net loss and basic and diluted net loss per common share would have been changed to the adjusted amounts indicated below:

Three months ended April 1, 2001
($000 except for earnings-per-share amounts)
Reported net loss applicable to common stockholders	$(2,239)
Add back: Goodwill amortization	93
Add back: Cumulative effect of change in accounting principle, net of tax of $0	—

Adjusted net loss applicable to common stockholders	$(2,146)

Basic and diluted earnings per share:
Reported net loss applicable to common stockholders	$(0.04)
Goodwill amortization	—
Cumulative effect of change in accounting principle	—

Adjusted net loss applicable to common stockholders	$(0.04)

The consolidated financial statements as of and for the three months ended March 31, 2002 have been restated to reflect the $1,400,000 goodwill impairment discussed above, as of the adoption date of SFAS 142, which was January 1, 2002. The effect of the restatement on the consolidated financial statements, which affected the Company’s distribution segment, is summarized below.

	Three months ended March 31, 2002
	As Originally Reported	Restatement Adjustments	As Restated
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Cumulative effect of change in accounting principle	$—	$(1,400)	$(1,400)
Net loss	(2,151)	(1,400)	(3,551)
Net loss applicable to common stockholders	(2,373)	(1,400)	(3,773)
Basic and diluted net loss per share	(0.03)	(0.02)	(0.05)

	March 31, 2002
	As Originally Reported	Restatement Adjustments	As Restated
	(In thousands)
Consolidated Balance Sheet Data
Intangible assets	$4,109	$(1,400)	$2,709
Total assets	25,947	(1,400)	24,547
Accumulated deficit	83,423	1,400	84,823
Total stockholders’ deficit	27,316	1,400	28,716
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	25,947	(1,400)	24,547

	March 31, 2002
	As Originally Reported	Restatement Adjustments	As Restated
	(In thousands)
Consolidated Cash Flow Data
Net loss	$(2,151)	$(1,400)	$(3,551)
Cumulative effect of a change in accounting principle	0	1,400	1,400

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

NOTE 3.    BALANCE SHEET COMPONENT:

	March 31, 2002	December 31, 2001
	(In thousands)
Inventory
Raw materials	1,627	$1,816
Work in process	20	24

Subtotal	1,647	$1,840
Allowance for obsolescence	(983)	(985)

Total	$664	$855

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

NOTE 6.    NET LOSS PER SHARE:

Net loss per basic and diluted share for the three month periods ended March 31, 2002 and April 1, 2001 was computed using the weighted average number of common shares outstanding during the periods but excluded the dilutive potential of common shares from assumed conversions because of their anti-dilutive effect. Dilutive potential of common shares include conversion of preferred shares (Note 8), and outstanding stock options and warrants using the treasury stock method. At March 31, 2002, there were options and warrants to purchase an aggregate of 11,048,565 shares of Common Stock. At April 1, 2001, there were options and warrants outstanding to purchase an aggregate of 12,829,799 shares of Common Stock.

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

At March 31, 2002, borrowings of $10.4 million were less than the advance rate against qualified accounts receivable by $0.2 million. This under advance was available to the Company for borrowing as of March 31, 2002. The Company believes that its existing bank line of credit of $15.0 million, which expires August 15, 2002, will be further extended because it is guaranteed by the Company’s principal stockholder, OSE.

NOTE 8.    CONVERTIBLE PREFERRED STOCK:

As of March 31, 2002, the Company had 3,000,000 shares of Series A convertible preferred stock, and 3,023,225 shares of Series B convertible preferred stock outstanding. Each share of Series A and Series B Preferred is convertible into 13.7487705 shares of the Company’s common stock at the option of the holders.

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

NOTE 9.    SEGMENTS

The Company has two segments, manufacturing and distribution. Manufacturing comprises the semiconductor packaging services of packages designed for assembly using Surface Mount Technology (“SMT”), in which leads on integrated circuits are soldered to the surface of the printed circuit board. Within the SMT market, the Company focuses on high pin-count packages, such as quad flat packages (“QFPs”) and thin quad flat packages (“TQFPs”). Distribution comprises the North American sales, marketing and technical support organization for OSE and OSEP. Commissions are earned from the sales for the semiconductor assembly and test services of OSE and OSEP. The customers are mainly US headquartered manufacturers of high-tech products such as video components, chip sets, graphics chips and logic components.

	Manufacturing	Distribution	Eliminations	Total
		(Restated)
	(In thousands)
Three Months Ended March 31, 2002:
Revenues	$1,459	$1,029	$—	$2,488
Interest income	—	457	(452)	5
Interest expense	(601)	—	452	(149)
Depreciation and amortization	785	94	—	879
Cumulative effect of change in accounting principle	—	(1,400)	—	(1,400)
Net income (loss)	(2,891)	(660)	—	(3,551)
Accounts receivable, net	1,223	13,516	—	14,739
Total assets	11,904	17,351	(4,708)	24,547
Expenditures for additions to long-lived assets	9	—	—	9

	Manufacturing	Distribution	Eliminations	Total
	(In thousands)
Three Months Ended April 1, 2001:
Revenues	$2,476	$1,138	$—	$3,614
Interest income		156	(130)	26
Interest expense	(673)	—	130	(543)
Depreciation and amortization	813	182	—	995
Net income (loss)	(2,386)	370	—	(2,016)
Accounts receivable, net	2,241	13,037	—	15,278
Total assets	15,787	27,144	(11,498)	31,433
Expenditures for additions to long-lived assets	200	8	—	208

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

OSEI serves as the exclusive North American distributor for OSE, a public Taiwanese company and the Company’s principal stockholder. OSEI also serves as the exclusive North American distributor for affiliated company OSE Philippines (“OSEP”). OSEI derives its revenues exclusively from fees received on the sales of OSE’s and OSEP’s semiconductor assembly and test services to customers headquartered in North America.

The Company’s business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and currently, is subject to a significant economic downturn characterized by reduced product demand, rapid erosion of average selling prices and excess production capacity. In addition, rapid technological change, evolving industry standards, intense competition and fluctuations in end-user demand characterize the markets for integrated circuits. Since the Company’s business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any future downturn in the semiconductor industry is expected to have an adverse effect on the Company’s business, financial condition and results of operations. These general industry conditions continue to affect the Company’s business for the three months ended March 31, 2002. Furthermore, since the Company’s expense levels are based in part on anticipated future revenue levels, if revenue were to fall below anticipated levels, the Company’s operating results would be materially adversely affected.

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

Revenues

The Company’s manufacturing operating segment generally recognizes revenues upon shipment of its products. The distribution segment earns revenue through a distributor agreement with OSE where revenues are derived from fees received on the sales of OSE’s and OSEP’s semiconductor assembly and test services to customers headquartered in North America and revenues are recognized on a net commission basis.

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

As a percentage of revenues, research and development expenses increased from 11% for the three- month period ended April 1, 2001, to 16% for the three-month period ended March 31, 2002. This percentage increase was primarily due to lower revenue levels in 2002, as compared to the comparable period in 2001.

Impairment of goodwill

In the quarter ended June 30, 2002, the Company completed a review of the carrying value of goodwill for impairment as required by SFAS 142. Results from the review indicated that the book value of the reporting unit to which goodwill was assigned, exceeded its estimated fair value. The Company determined the amount of goodwill impairment by allocating the estimated fair value of the reporting unit to its assets and liabilities. The results of this allocation indicated that goodwill was fully impaired. The Company restated its March 31, 2002 financial statements to reflect the impairment loss of $1,400,000 as a cumulative change in accounting principle in the three-month period ended March 31, 2002.

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

Liquidity and Capital Resources

During the three month period ended March 31, 2002, the Company’s net cash provided by operations was $0.7 million. Net cash provided by operations was comprised primarily of a net loss of $3.6million, offset by $0.9 million of non-cash charges for depreciation and amortization, a $1.4 million cumulative effect of change in accounting principle, and a net decrease in working capital items of $2.0 million. The net decrease in working capital items primarily reflected a $1.2 million decrease in accounts receivable, a $0.9 million increase in accounts payable, and a $0.3 million decrease in accrued liabilities. At March 31, 2002, the Company had cash and cash equivalents of $1.4 million. The Company is operating under bank lines expiring on August 15, 2002.

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

The Company believes that existing cash balances, together with the renewal of existing bank lines, will be sufficient to meet its projected working capital and other cash requirements through 2002. On March 27, 2002, the Company entered into an amended line of credit agreement with two banks that provides for advances up to the lesser of $15.0 million (committed revolving credit line) or the advance rate against qualified accounts receivable (as defined). Over advances under this agreement are immediately payable to the lender. At March 31, 2002, borrowings of $10.4 million were less than the advance rate against qualified accounts receivable by $0.2 million. This under advance was available to the Company for borrowing as of March 31, 2002. The Company believes that its existing bank line of credit of $15.0 million, which expires August 15, 2002, will be further extended because it is guaranteed by the Company’s principal stockholder, OSE. There can be no assurances, however, that the bank line will be renewed or that lower than expected revenues, increased expenses, increased costs associated with the purchase or maintenance of capital equipment, or other events will not cause the Company to seek more capital, or capital sooner than currently expected. There can be no assurance that such additional financing will be available when needed or, if available, will be available on satisfactory terms.

Risk Factors

Risk of dependence on raw material suppliers

To maintain competitive manufacturing operations, the Company must obtain from its suppliers, in a timely manner, sufficient quantities of acceptable materials at expected prices. The Company obtains most of its raw materials, including critical materials such as lead frames and die attach compound, from a limited group of suppliers. Substantially all molding compound, a critical raw material, is obtained from a single supplier. From time to time, suppliers have extended lead times or limited the supply of required materials to the Company because of supplier capacity constraints and, consequently, the Company has experienced difficulty in obtaining acceptable raw materials on a timely basis. In addition, from time to time, the Company has rejected materials from those suppliers that do not meet its specifications, resulting in declines in output or yield. Any interruption in the availability of or reduction in the quality of materials from these suppliers could materially adversely affect the Company’s business, financial condition and results of operations. The Company’s ability to respond to increased orders could also be adversely affected if the Company were not able to obtain increased supplies of key raw materials.

Risk of no long-term contracts with suppliers

The Company purchases all of its materials on a purchase order basis and has no long-term contracts with any of its suppliers. There can be no assurance that the Company will be able to obtain sufficient quantities of raw materials and other supplies. The Company’s business, financial condition and results of operations could be materially adversely affected if it were unable to obtain sufficient quantities of raw materials and other supplies in a timely manner or if there were significant increases in the costs of raw materials that the Company could not pass on to its customers.

Risk related to high fluctuation in the semiconductor industry

The Company’s business is highly related to the semiconductor industry. The semiconductor industry is comprised of different market segments based on device type and the end use of the device. Accordingly, within the semiconductor industry, demand for production in a particular segment may be subject to more significant fluctuations than demand in other segments. If any of the Company’s significant customers are in a segment that has experienced adverse market conditions, there could be an adverse effect on the Company’s business, financial condition and operating results. There can be no assurance that reduced demand, or the general economic conditions underlying such demand, will not continue to adversely affect the Company’s results of operations. Furthermore, there can be no assurance that any such continuation or expansion of this reduced demand will not result in an additional and significant decline in the demand for the products produced by the Company’s customers and a corresponding material adverse impact on the Company’s business, operating results and financial condition.

Risk of losing technological and manufacturing expertise

The semiconductor packaging industry is continuously going through technological changes, which requires increased technological and manufacturing expertise. If the Company is behind in developing the required expertise or the introduction of new packaging technologies, or if there were a reduction in or shift away from the packages under development, such events could result in a material adverse effect on the Company’s business, financial condition and results of operations.

Risk related to patent infringement

As is typical in the semiconductor industry, the Company may receive communications from third parties asserting patents on certain of the Company’s technologies. In the event any third party were to make a valid claim and a license were not available on commercially reasonable terms, the Company’s business, financial condition and results of operations could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, could also be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses, or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on the Company’s business, financial condition and results of operations. At March 31, 2002, the Company was not a party to any litigation relating to patent or other intellectual property matters.

Risk related to the short- term nature of customer orders and product cycle

The Company’s operating results are affected by a wide variety of factors that have in the past and could in the future materially and adversely affect revenues, gross profit, operating income and liquidity. These factors include the short-term nature of customers’ commitments, the timing and volume of orders relative to the Company’s production capacity, long lead times for the manufacturing equipment required by the Company, evolutions in the life cycles of customers’ products, the timing of expenditures in anticipation of future orders, the lack of a meaningful backlog, the effectiveness of the Company’s management of production processes, changes in costs and availability of labor, raw materials and components, the costs of obtaining materials on an expedited basis, the mix of orders filled, the impact of price competition on the Company’s average selling prices, the Company’s ability to secure additional financing, and changes in economic conditions. Unfavorable changes in any of the preceding factors have in the past and may in the future adversely affect the Company’s business, financial condition and results of operations.

Risk related to political, economic, and military conditions in Taiwan

The Company could be significantly impacted by the political, economic and military conditions in Taiwan due to the Company’s subsidiary, OSEI, being a distributor for OSE, whose operations are principally located in Taiwan. Taiwan and the People’s Republic of China are continuously engaged in political disputes. Such disputes may continue and even escalate, resulting in economic embargo, a disruption in shipping or even military hostilities. This could severely harm OSEI’s business by interrupting or delaying production or shipment of products distributed by OSEI. Any kind of activity of this nature or even rumors of such activity could severely and negatively impact the Company’s results of operations and financial position.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1	Section 906. Certification.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSE USA, INC.

/s/ EDMOND TSENG
Edmond Tseng President, Chief Executive Officer and Acting Chief Financial Officer

Date: August 30, 2002

/s/ ELTON LI
Elton Li Corporate Controller and Chief Accounting Officer

Date: August 30, 2002