Form 10-Q
period 2002-09-29
OSE USA INC
filed 2002-11-13
CIK 924101

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Number of shares of common stock outstanding as of October 25, 2002: 56,416,212. As of October 25, 2002 the Company also had 3,000,000 shares of Series A Convertible Preferred Stock and 3,023,255 shares of Series B Convertible Preferred Stock, outstanding, which are convertible at any time by the holder into 41,246,312 shares and 41,565,626 shares, respectively, of common stock.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OSE USA, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	September 29, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$737	$1,844
Accounts receivable, net of allowance for doubtful accounts of $146 and $307, respectively	16,210	15,987
Inventory	697	855
Prepaid expense and other current assets	388	331

Total current assets	18,032	19,017
Property and equipment, net	3,402	5,448
Intangible assets, net	2,531	4,198
Other assets	7	9

Total assets	$23,972	$28,672

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Bank debt and notes payable	$10,613	$11,557
Accounts payable	366	630
Accounts payable—related parties	31,953	27,958
Accrued dividends and interest	2,492	444
Accrued expenses and other liabilities	1,325	1,534

Total current liabilities	46,749	42,123
Deferred gain on sale of facilities	733	836

Total liabilities	47,482	42,959

Redeemable convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; 6,023,225 (Series A: 3,000,000 shares, Series B: 3,023,225 shares) issued and outstanding; liquidation preference: Series A: $1.70 per share, Series B: $1.98 per share	11,100	11,100

Stockholders’ deficit:
Common stock, $.001 par value; 300,000,000 shares authorized; 56,416,212 (2002) and 67,153,375 (2001) shares issued and outstanding	56	67
Additional paid-in capital	54,239	55,596
Accumulated deficit	(88,905)	(81,050)

Total stockholders’ deficit	(34,610)	(25,387)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$23,972	$28,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSE USA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
Revenues	$2,791	$2,670	$7,958	$9,437
Cost of revenues	2,985	3,247	8,541	10,272

Gross profit (loss)	(194)	(577)	(583)	(835)

Operating expenses:
Selling, general & administrative	1,278	1,240	3,771	3,743
Research & development	277	264	967	950

Total operating expenses	1,555	1,504	4,738	4,693

Operating loss	(1,749)	(2,081)	(5,321)	(5,528)
Interest and other income	67	58	152	185
Interest expense	(218)	(225)	(582)	(1,074)
Provision for tax	(28)		(38)

Net loss before cumulative effect of a change in accounting principle	(1,928)	(2,248)	(5,789)	(6,417)
Cumulative effect of change in accounting principle	—	—	(1,400)	—

Net loss	(1,928)	(2,248)	(7,189)	(6,417)
Preferred stock dividend	439	224	883	667

Net loss applicable to common stockholders	$(2,367)	$(2,472)	$(8,072)	$(7,084)

Per share data:
Net loss per share applicable to common stockholders before cumulative effect of a change in accounting principle
Basic and diluted	$(0.03)	$(0.04)	$(0.08)	$(0.12)
Cumulative effect of a change in accounting principle
Basic and diluted	—	—	(0.02)	—

Net loss applicable to common stockholders—basic and diluted	$(0.03)	$(0.04)	$(0.10)	$(0.12)

Number of shares used to compute per share data
Basic and diluted	73,010	59,452	78,650	59,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSE USA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001
Cash flows provided by (used in) operating activities
Net loss	$(7,189)	($6,417)
Adjustments:
Depreciation and amortization	2,349	2,780
Cumulative effect of a change in accounting principle	1,400	—
Gain on sale of facilities	(103)	(211)
Changes in assets and liabilities:
Accounts receivable	(223)	6,335
Inventories	158	369
Other assets	(55)	208
Accounts payable and accounts payable—related party	3,731	1,920
Accrued liabilities	(209)	(535)

Net cash provided by (used in) operating activities	(141)	4,449

Cash flows from investing activities
Proceeds from disposal of equipment	—	115
Capital expenditures	(35)	(218)

Net cash used in investing activities	(35)	(103)

Cash flows from financing activities
Payment on bank debt	(944)	(6,574)
Proceeds from issuance of common stock, net	13	38

Net cash provided by (used in) financing activities	(931)	(6,536)

Net decrease in cash and cash equivalents	(1,107)	(2,190)
Cash and cash equivalents at beginning of period	1,844	3,300

Cash and cash equivalents at end of period	$737	$1,110

Supplemental disclosure of cash flow information
Cash paid for interest	$582	$1,074
Common stock issued for preferred dividends	0	203
Preferred stock dividends and interest accrued	$2,047	$0

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

Within distribution, the Company is the exclusive North American sales and marketing organization for Orient Semiconductor Electronics, Ltd. (“OSE”) of Taiwan, a public Taiwanese company and the Company’s controlling stockholder. The Company is also the exclusive North American sales and marketing organization for an affiliated company Orient Semiconductor Electronics Philippines, Inc. (“OSEP”). Revenues are derived exclusively from fees received on the sales of OSE and OSEP semiconductor assembly and test services to customers headquartered in North America, in accordance with a distribution agreement.

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

The results of operations for the three and nine month periods ended September 29, 2002 and September 30, 2001 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 2002.

The Company has experienced fluctuating levels of demand and ongoing net operating losses and a negative stockholders’ equity of $34.61 million. The Company has a line of credit in the amount of $15 million that has been extended through February 15, 2003. The line of credit is currently guaranteed by OSE. As a result of these circumstances, the Company’s independent accountants’ opinion on the Company’s December 31, 2001 consolidated financial statements includes an explanatory paragraph to indicate that these matters raise substantial doubt about this Company’s ability to continue as a going concern.

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

The Company’s previously recognized intangible assets consist primarily of the distributor contract with OSE and goodwill. Upon initial application of SFAS 142 as of January 1, 2002, the Company reassessed the useful life of the distributor contract and continued amortizing this intangible asset over its remaining useful life of eight years. Management believes that such amortization reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used.

As of January 1, 2002, the Company no longer amortized goodwill, resulting in approximately $93,000 and $278,000 less amortization expense for the three and nine months ended September 29, 2002 compared with the same periods in 2001. The transition provisions of SFAS 142 require the completion of a 2-step transitional impairment test. The Company completed both steps of the transitional impairment test in the second quarter of 2002. Results from the test indicated that the book value of the reporting unit to which goodwill was assigned, exceeded its implied fair value. The Company determined the amount of goodwill impairment by allocating the implied fair value of the reporting unit to its assets and liabilities. The results of this allocation indicated that goodwill was fully impaired. The Company recorded the impairment loss of $1,400,000 as a cumulative change in accounting principle.

The following table details the proforma transitional disclosures:

	Three Months Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
	($000 except for earnings-per-share amounts)
Reported net loss applicable to common stockholders	$(2,367)	$(2,472)	$(8,072)	$(7,084)
Add back: Goodwill amortization		93		278
Add back: Cumulative effect of change in accounting principle, net of tax	—	—	1,400	—

Adjusted net loss applicable to common stockholders	$(2,367)	$(2,379)	$(6,672)	$(6,806)

Basic and diluted earnings per share:
Reported net loss applicable to common stockholders	$(0.03)	$(0.04)	$(0.08)	$(0.12)
Goodwill amortization
Cumulative effect of change in accounting principle	—	—	0.02	—

Adjusted net loss applicable to common stockholders	$(0.03)	$(0.04)	$(0.10)	$(0.12)

NOTE 3.  BALANCE SHEET COMPONENTS:

	Sept. 29, 2002	December 31, 2001
	(In thousands)
Inventory
Raw materials	$1,566	$1,816
Work in process	30	24

Subtotal	$1,596	$1,840
Allowance for obsolescence	(899)	(985)

Total	$697	$855

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

While the Company is responsible for the collection of accounts receivable from its customers, it has obtained certain guarantees from OSE, which reduce the Company’s exposure to credit risk. The Company normally makes payments to OSE for purchases after the Company has collected the related accounts receivable from its customer. Credit losses guaranteed by OSE are offset against the accounts payable to related parties on the balance sheet.

NOTE 5.  INCOME TAXES:

Provision for income taxes was recorded for the three and nine-month periods ended September 29, 2002. Even though the Company operated at a loss, a state income tax liability has been accrued on tax criteria set by the state of Massachusetts. The Company believes the realization of its deferred tax asset is unlikely and accordingly has recorded an offsetting valuation allowance.

NOTE 6.  NET LOSS PER SHARE:

Net loss per basic and diluted share for the three and nine month periods ended September 29, 2002 and September 30, 2001 was computed using the weighted average number of common shares outstanding during the period but excluded the dilutive potential of common shares from assumed conversions because of their anti-dilutive effect. Potential dilutive shares include conversion of preferred shares (Note 8), and outstanding stock options and warrants using the treasury stock method. At September 29, 2002 there were options and warrants outstanding to purchase an aggregate of 10,981,565 shares of Common Stock of which 7,890,565 shares were exercisable. At September 30, 2001, there were options and warrants outstanding to purchase an aggregate of 14,398,734 shares of Common Stock of which 3,812,123 shares were exercisable.

NOTE 7.  BANK DEBT:

On August 13, 2002, the Company extended a line of credit agreement with two banks that provides for advances up to the lesser of $15.0 million (committed revolving credit line) or the advance rate against qualified accounts receivable (as defined). Over advances under this agreement are immediately payable to the lender. Borrowings under this line of credit accrue interest at the banks’ prime rate (4.75%) plus 0.50% and are collateralized by the assets of the Company and are guaranteed by OSE.

At September 29, 2002, the Company had $1.7 million available to borrow under the line of credit agreement. The line of credit agreement has been extended to February 15, 2003.

NOTE 8.  REDEEMABLE CONVERTIBLE PREFERRED STOCK:

As of September 29, 2002, the Company had 3,000,000 shares of Series A redeemable convertible preferred stock, and 3,023,225 shares of Series B redeemable convertible preferred stock outstanding. Each share of Series A and Series B Preferred is convertible into 13.7487705 shares of the Company’s common stock at the option of the holders. All outstanding preferred stock is owned by OSE.

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

Dividends of approximately $2,275,000 and $444,000 are included in accrued dividends and interest as of September 29, 2002 and December 31, 2001, respectively. On August 9, 2002, the Company executed an agreement pursuant to which it rescinded its previous distribution of common shares received from July 1999 through January 2002 paid to its majority shareholder, OSE, in settlement of a preferred dividend obligation of $1.6 million. Dividends on the Series A and B preferred stock are cumulative until paid. Under the terms of the agreement, OSE returned to the Company certificates representing 26,344,391 shares of OSE USA common stock. The Company reduced its common stock by $26,000 and reduced its additional paid-in capital by $1.58 million, plus accrued interest of $217,000 as discussed below (dividends declared and paid through December 31, 2001) upon rescission of the stock distribution. Dividends incurred but unpaid for the nine-month period ended September 29, 2002 were $666,000. As a result, the Company recorded an obligation to pay OSE approximately $2,275,000 in unpaid preferred dividends, and, in accordance with the terms and conditions of the Certificate of Designation for the Company’s Series A Preferred and Series B Preferred Stock, the Company agreed to accrue interest in the amount of approximately $217,000 on the unpaid preferred dividends as of September 29, 2002. The Company recorded the interest in a manner similar to the unpaid dividends.

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

	Manufacturing	Distribution	Eliminations	Total
	(In thousands)
Three Months Ended September 29, 2002:
Revenues	$1,579	$1,212	$—	$2,791
Interest income	—	557	(552)	5
Interest expense	(770)	—	552	(218)
Depreciation and amortization	727	95	—	822
Net income (loss)	(2,908)	980	—	(1,928)
Total assets	9,853	18,827	(4,708)	23,972
Expenditures for additions to long-lived assets	18	—	—	18

	Manufacturing	Distribution	Eliminations	Total
	(In thousands)
Three Months Ended September 30, 2001:
Revenues	$1,530	$1,140	$—	$2,670
Interest income	—	361	346	15
Interest expense	(571)	—	(346)	(225)
Depreciation and amortization	499	188	—	687
Net income (loss)	(2,802)	554	—	(2,248)
Total assets	12,881	37,610	(21,483)	29,008
Expenditures for additions to long-lived assets	3	2	—	5

	Manufacturing	Distribution	Eliminations	Total
	(In thousands)
Nine Months Ended September 29, 2002:
Revenues	$4,361	$3,597	$—	$7,958
Interest income	—	1,531	(1,518)	13
Interest expense	(2,200)	—	1,518	(582)
Depreciation and amortization	2,065	284	—	2,349
Net income (loss)	(8,686)	1,497	—	(7,189)
Total assets	9,853	18,827	(4,708)	23,972
Expenditures for additions to long-lived assets	30	5	—	35

Nine Months Ended September 30, 2001:
Revenues	$5,947	$3,490	$—	$9,437
Interest income	—	789	(713)	76
Interest expense	(1,787)	—	713	(1,074)
Depreciation and amortization	2,215	565	—	2,780
Net income (loss)	(7,861)	1,444	—	(6,417)
Total assets	12,881	37,610	(21,483)	29,008
Expenditures for additions to long-lived assets	206	14	—	220

NOTE 10.    STOCKHOLDERS’ DEFICIT:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Totals
	Shares	Amounts
Balance at December 31, 2001	67,153	$67	$55,596	$(81,050)	$(25,387)
Common stock issued under stock plans	815	1	13	—	14
Preferred dividends declared				(666)	(666)
Preferred dividends paid in stock	14,800	14	429	—	443
Rescission of common stock	(26,344)	(26)	(1,799)	—	(1,825)
Repurchase of stock	(8)	—	—	—	—
Net loss for nine months ended September 29, 2002	—	—	—	(7,189)	(7,189)

Balance at September 29, 2002	56,416	$56	$54,239	$(88,905)	$(34,610)

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

Overview

As a result of a reduction in orders from the Company’s customers, the Company has had significant excess production capacity since the third quarter of 1997. The reduction in revenue and underutilization of capacity and the resulting under-absorption of fixed costs resulted in operating losses that continued through the first quarter of 2002. As a result of these circumstances, the Company’s independent accountants’ opinion on the Company’s December 31, 2001 financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

OSEI serves as the exclusive North American distributor for OSE, a public Taiwanese company and the Company’s principal stockholder. OSEI also serves as the exclusive North American distributor for an affiliated company OSE Philippines (“OSEP”). OSEI derives its revenues exclusively from fees received on the sales of OSE’s and an OSEP’s semiconductor assembly and test services to customers headquartered in North America.

The Company’s business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and currently is subject to a significant economic downturn characterized by reduced product demand, rapid erosion of average selling prices and excess production capacity. In addition, rapid technological change, evolving industry standards, intense competition and fluctuations in end-user demand characterize the markets for integrated circuits. Since the Company’s business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any future downturn in the semiconductor industry is expected to have an adverse effect on the Company’s business, financial condition and results of operations. These general industry conditions continue to affect the Company’s business for the three and nine-month periods ended September 29, 2002. Furthermore, since the Company’s expense levels are based in part on anticipated future revenue levels, if revenue were to fall below anticipated levels, the Company’s operating results would be materially adversely affected.

For the nine months ended September 29, 2002, the manufacturing segment of the Company has experienced an increase in the average selling price for its services and a decrease in production volume compared with the same period in 2001. This is due to the strategic changes implemented by the Company in late 2001 to focus on quick turn and engineering lot assemblies in order to improve its profitability, due to the fact that quick turn and engineering lot assemblies provide higher profit margins. Both the distribution and manufacturing segments are subject to intense competitive conditions. A decline in average selling prices of the Company’s services, if not offset by reductions in the cost of performing those services, would decrease the Company’s gross margins and materially and adversely affect the Company’s business, financial condition and results of operations. There can be no assurance that the Company will be able to reduce its cost per unit.

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

Total revenues increased 3.7% to $2.8 million for the three-month period ended September 29, 2002 from $2.7 million for the three-month period ended September 30, 2001. Revenues decreased 15% to $8.0 million for the nine-month period ended September 29, 2002 from $9.4 million for the nine-month period ended September 30, 2001.

Revenues for the three month period ended September 29, 2002 for the manufacturing segment were $1.6 million compared with $1.5 million for the comparable period in the prior fiscal year. Revenues for the nine month period ended September 29, 2002 for the manufacturing segment were $4.4 million compared with $5.9 million for the comparable period in the prior fiscal year. The decrease in revenues for the nine month period for the manufacturing segment are primarily due to decreased orders as a result of the general slowdown in the semiconductor industry, partially offset by higher average selling prices due to a change in product mix.

Revenues for the three month period ended September 29, 2002 for the distribution segment were $1.2 million compared with $1.1 million for the comparable period in the prior fiscal year. Revenues for the nine month period ended September 29, 2002 for the distribution segment were $3.6 million compared with $3.5 million for the comparable period in the prior fiscal year.

Gross Profit

Cost of revenues includes materials, labor, depreciation and overhead costs associated with semiconductor packaging. Gross loss for the three and nine month periods ended September 29, 2002 was $(0.2) million and $(0.6) million respectively, compared with a gross loss of $(0.6) million and $(0.8)million for the comparable periods in the prior fiscal year. Gross loss as a percentage of revenues was (7%) and (8%) for the three and nine month periods ended September 29, 2002, compared to gross loss as a percentage of revenues of (21%) and (9%), respectively, for the comparable periods in the prior fiscal year. This decrease in gross loss for the three-month period was due to higher revenue from the manufacturing segment of $0.1 million. The decrease in gross loss for the nine-month period was mainly due to higher average selling prices as a result of a change in product mix and lower labor and manufacturing overhead cost as a result of headcount reduction in December 2001 and February 2002 in despite of ($1.5) million revenue decline from manufacturing segment.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal, and accounting costs. Selling, general and administrative expenses increased to $1.3 million and $3.8 million respectively, for the three and nine- month periods ended September 29, 2002. Selling, general and administrative expenses for the three and nine month periods ended September 30, 2001 were $1.2 million and $3.7 million, respectively.

As a percentage of revenues, selling, general and administrative expenses increased from 44% and 39% for the three and nine month periods ended September 30, 2001, respectively, to 46% and 48% for the three and nine month periods ended September 29, 2002 respectively. These increases were primarily due to the lower revenue levels in 2002.

Research and Development

Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses increased by 5% to $277,000 and 2% to $967,000 for the three and nine month periods ended September 29, 2002, respectively, over the comparable periods in 2001. This increase is primarily due to increased payroll related expenses.

As a percentage of revenues, research and development expenses remained the same as 10% for the three-month period ended September 30, 2001 and September 29, 2002, respectively. Expenses increased from 10% to 12% for the nine-month period ended September 30, 2001 and September 29, 2002, respectively. These percentage increases were primarily due to lower revenue levels in 2002, as compared to the comparable periods in 2001.

Interest and Other Income

Interest income is primarily comprised of interest earnings from investments in cash equivalents. Interest and other income increased from $58,000 to $67,000 for the three-month period but decreased from $185,000 to $152,000 for the nine-month period ended September 30, 2001 and September 29, 2002, respectively. The decrease in interest and other income for the nine-month period ended September 29, 2002 was mainly due to an equipment disposal gain of $92,500 in 2001.

Interest Expense

Interest expense consists of interest payable on bank debt and unpaid dividend on Series A and Series B convertible preferred stock. Interest expense was $0.2 million and $1.1 million for the three and nine month periods ending September 30, 2001 and $0.2 million and $0.6 million for the three and nine-month periods ended September 29, 2002, respectively. Interest expense decreased for the nine-month period as a result of lower borrowings and interest rates.

Provision for Income Taxes

Provision for income taxes was recorded for the three and nine-month periods ended September 29, 2002. Even though the Company operated at a loss, a state income tax liability has been accrued based on tax criteria set by the state of Massachusetts.

Fixed Assets

In April 2002, The Company identified data that suggested that the underlying information supporting its fixed assets did not reconcile to amounts recorded on the Company’s financial statements. Subsequently, the Company investigated the matter and began to re-construct its fixed asset records in an effort to determine if the underlying data supports the fixed asset amounts.

The Company is continuing its review of these transactions and expects to complete the work by the end of November 2002. When the Company has completed this review, it will determine whether its accounting for these transactions was inappropriate and, if so, what action, if any, is appropriate with respect to its reported financial results. The Company cannot predict at this time what action will be determined to be appropriate in response to all of the foregoing, although one possible outcome is a restatement of prior periods’ results.

Liquidity and Capital Resources

During the nine month period ended September 29, 2002, the Company’s net cash usage by operations was $0.1 million. Net cash provided by operations was comprised primarily of a net loss of $7.2 million, offset by $2.3 million of non-cash charges for depreciation and amortization, a $1.4 million cumulative change in accounting principle, and a net increase in working capital items of $3.5 million. The net increase in working capital items primarily reflected a $0.2 million increase in accounts receivable and a $3.5 million increase in accounts payable and accrued liabilities. At September 29, 2002, the Company had cash and cash equivalents of $0.7 million. The Company is operating under bank lines expiring on February 15, 2003.

In the nine months ended September 29, 2002, investing activities used $35,000 for capital expenditures. Most of the Company’s production equipment has historically been funded either through capital leases or term loans secured by production equipment, however, future expenditures are expected to be funded out of internal cash flow through borrowing from OSE.

During the nine months ended September 29, 2002, $0.9 million was used in financing activities to reduce the line of credit borrowing. $13,000 was received from issuance of common stocks under Stock Purchase Plan.

At September 29, 2002, borrowings of $10.6 million were less than the advance rate against qualified accounts receivable by $1.7 million. This under advance was available to the Company for borrowing as of September 29, 2002. The Company believes that its existing bank line of credit of $15.0 million, which expires on February 15, 2003, will be further extended because it is guaranteed by the Company’s principal stockholder OSE. There can be no assurances, however, that the bank line will be renewed or that lower than expected revenues, increased expenses, increased costs associated with the purchase or maintenance of capital equipment, or other events will not cause the Company to seek more capital, or capital sooner than currently expected. To the extent that the bank lines are not renewed, the financial condition and results of operations of the Company will be adversely affected. There can be no assurance that such additional financing will be available when needed or, if available, will be available on satisfactory terms.

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

    Risk related to patent infringement

As is typical in the semiconductor industry, the Company may receive communications from third parties asserting patents on certain of the Company’s technologies. In the event any third party were to make a valid claim and a license were not available on commercially reasonable terms, the Company’s business, financial condition and results of operations could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, could also be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses, or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on the Company’s business, financial condition and results of operations. At September 29, 2002, the Company was not a party to any litigation relating to patent or other intellectual property matters.

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

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the expense related to those debt instruments and credit facilities that are tied to market rates. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at September 29, 2002 would not cause the interest expense paid with respect to our outstanding debt instruments to change by a material amount. Declines in interest rates over time will reduce our interest expense while increases in interest rates over time will increase our interest expense. As of September 29, 2002, the Company had not engaged in any significant foreign currency activity.

ITEM 4.    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on September 24, 2002, the following matters were acted upon and approved by the stockholders:

1.	The re-election of the following directors, each to a one-year term:

Edmond Tseng
Patrick Verderico
Donald W. Brooks
Calvin Lee
Edward S. Duh

2.	To approve the amendment of certificate of incorporation to eliminate prohibition of shareholder action by written consent without meeting:

Votes in Favor	Votes Against	Votes Withheld
145,166,073	95,358	30,580

3.	To ratify the appointment of Grant Thornton LLP as independent accountants of the Company for the 2001 fiscal year:

Votes in Favor	Votes Against	Votes Withheld
158,945,238	28,353	22,020

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See exhibit list.

(b)	Reports on Form 8-K

On August 14, 2002, the Company filed a form 8-K to announce the signing of an agreement with its majority shareholder Orient Semiconductor Electronics, Ltd. (“OSE”) to rescind the payment to OSE of 26,344,391 shares previously distributed to OSE as dividends on the Company’s Series A and Series B Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSE USA, Inc.

Date: November 13, 2002	/s/ EDMOND TSENG
Edmond Tseng President, Chief Executive Officer and Acting Chief Financial Officer

Date: November 13, 2002	/s/ ELTON LI
Elton Li Corporate Controller and Chief Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Edmond Tseng, certify that:

1. I	have reviewed this quarterly report on Form 10-Q of OSE, USA, Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 13, 2002
/s/  EDMOND TSENG
Edmond Tseng
President and Chief
Executive Officer

CERTIFICATION OF CHIEF ACCOUNTING OFFICER

I, Elton Li, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of OSE USA, Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 13, 2002
/s/  ELTON LI
Elton Li
Corporate Controller and
Chief Accounting Officer

EXHIBIT LIST

3.1	Certificate of Incorporation, as amended

3.2	Bylaws, as amended

4.1	Certificate of Designation of Series A Convertible Preferred Stock (1)

4.2	Certificate of Designation of Series B Convertible Preferred Stock (2)

10.1	Exchange Agreement (3)

99.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on May 7, 1999

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2000

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on August 14, 2002