Form 10-K
period 2002-12-31
OSE USA INC
filed 2003-03-31
CIK 924101

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For	the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For	the transition period from to

Commission File Number 0-27712

OSE USA, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0309372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2221 Old Oakland Road San Jose, California	95131-1402
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (408) 321-3600

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12B-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company as of June 28, 2002, was approximately $494,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding as of February 12, 2003 was 56,725,808. The Registrant also had 3,000,000 shares and 3,023,225 shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively, outstanding on such date which is convertible at any time by the holder into 41,246,312 shares and 41,565,626 shares, respectively, of Common Stock.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

This Annual Report of OSE USA, Inc. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” and similar expressions. These statements reflect management’s best judgment based on factors known to them at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Risk Factors Affecting Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The reader should carefully consider the risk factors discussed under “Risk Factors Affecting Operating Results” among others, in evaluating the Company’s prospects and future financial performance.

Item 1.    Business

Reporting Segments

OSE USA, Inc. (the “Company”) formerly Integrated Packaging Assembly Corporation, was incorporated in California on April 28, 1992 and reincorporated in Delaware on June 19, 1997. The Company has two operating segments: (1) manufacturing and (2) distribution.

The manufacturing segment assembles and packages integrated circuits from wafers consigned by its customers. The Company’s focus is on quad flat packages (“QFPs”), ball grid array packages (“BGAs”), mini ball grid array packages (LF-TFBGA) using wire bonded, flip chip interconnect and system in a package technology, which are used in complex integrated circuits with high pin-counts in the personal computer and telecommunications industries.

The distribution segment is the exclusive North American sales and marketing organization for Orient Semiconductor Electronics, Ltd. (“OSE”) of Taiwan, a public Taiwanese company and the Company’s principal stockholder. The Company is also the exclusive North American sales and marketing organization for affiliated company Orient Semiconductor Electronics Philippines, Inc. (“OSEP”). Revenues are derived from fees received on the sales of OSE and OSEP semiconductor assemblies and test services to customers headquartered in North America. The Company’s distribution operations are conducted through its wholly owned subsidiary OSE Inc. (“OSEI”), which contracts directly with OSE.

Strategy

The OSE Group consists of OSE, OSEP, OSEI, the Company, and other related entities. The role of OSEI in this Group is to serve as the North American sales agent for the Group’s factories in Taiwan (OSE) and the Philippines (OSEP). The role of the Company and OSEP in this Group is to perform low-volume, fast turnaround assembly and packaging for the wafers consigned by their customers.

The strategy of the OSE Group is to first capture North American customers during their development process by providing fast turnaround services from the Company in California for the customer’s R&D staff, and then, when the customer is ready for volume production, our goal is to facilitate the transition of the customer’s assembly and packaging requirements to the Taiwan (OSE) and Philippine (OSEP) factories.

Manufacturing

Semiconductor Packaging Services

The Company has focused on packages designed for assembly using Surface Mount Technology (“SMT”) in which leads on integrated circuits are soldered to the surface of the printed circuit board. Within the SMT market, the Company focuses on high pin-count packages, such as Quad Flat Packages (MQFP, LQFP and TQFP). The

Company offers a variety of QFP packages with body sizes ranging from 7x7 mm to 32x32 mm and lead counts from 32 to 256 leads, Plastic Ball Grid Array (“PBGA”)/ Cavity Down Ball Grid Array (“CDBGA”) families with body sizes of 23x23 to 40x40 mm with ball counts from 204 to 688 balls, a variety of Low Profile Fine Pitch Ball Grid Array (“LFBGA”)/Thin Profile Fine Pitch Ball Grid Array (“TFBGA”) families with body sizes from 5x5 to 19x19 mm with ball counts from 6 to 280 balls. Integrated circuits packaged by the Company are used in the following applications: personal computers, modems, disk drives, automobiles, cameras and telecommunications, among others. Since the Company’s inception, QFPs and BGAs have accounted for substantially all of the Company’s packaging revenues.

Packaging involves several manufacturing operations, which are highly automated to facilitate high volume production. The typical assembly process begins with the mounting of a finished, tested wafer onto a carrier. After a dicing saw cuts the wafer into individual dies, the cut wafer is moved to a die bonder which picks each good die off the wafer and bonds it to a lead frame (or a substrate) with epoxy resin. A lead frame is a miniature sheet of metal, generally made of copper with selective silver-plating on which the pattern of input/output (I/O) leads has been cut. A substrate is essentially the same except that it is organic material with gold plated bond fingers and ball pads. Next, very fine (typically 0.001 inches in diameter) gold wires are connected to the die and the leads through the use of automated machines known as wire bonders. Flip chip interconnected technology is also use in place of wire bonding where applicable. These wire leads provide the electrical path necessary for the device to function. Each die is then encapsulated in a plastic casing and marked. The leads protruding from the finished casing are then plated with tin and lead composition to permit the leads to be connected to the printed circuit board. For BGA packages, solder balls will be attached to the packages. At the end of the packaging process, the leads are trimmed and formed into Jedec standard outlines. After this packaging process is complete, the devices undergo final inspection and are prepared for shipment.

The Company shipped approximately 15.8 million devices in 1999, approximately 19.5 million devices in 2000, approximately 5.3 million devices in 2001 and 4.3 million devices in 2002. The Company’s manufacturing capacity utilization is a function of the mix of different package types produced by the Company at any one time and the proportion of standard production runs compared to expedited production runs. Thus, as the Company shifts its production among different package types or allocates a different amount of available capacity to standard production runs, the rate of the Company’s capacity utilization changes, at times significantly.

The Company has made substantial investments in its manufacturing capacity during its operating history, in anticipation of increased future business. Since the fourth quarter of 1996, the Company has had excess manufacturing capacity. Since early 1997, the Company has incurred net losses as revenues dropped substantially, with the result that there was substantial underutilized manufacturing capacity. The Company continues to operate with significant underutilized capacity. There can be no assurance that the Company will receive orders from new or existing customers that will enable it to utilize such manufacturing capacity in a timely manner. The Company is developing a plan to reduce its excess production capacity by either transferring excess equipment to OSE and/or looking for buyers for certain older equipment.

The Company’s inability to generate the additional revenues necessary to more fully utilize its capacity has had and will continue to have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company intends to focus more of its operations on quick-turn and engineering lot assemblies to improve its profitability, due to the fact that quick-turn and engineering lot assemblies provide higher profit margins. To achieve this objective, the Company restructured its internal sales force in December 2001 and increased the frequency of customer contacts. The Company is also working on using outside sales representatives in promoting the Company to new customers throughout the United States.

The semiconductor packaging business is capital intensive and requires a substantial amount of highly automated, expensive capital equipment, which is manufactured by a limited number of suppliers, many of which are located in Asia or Europe. The Company’s operations are significantly dependent upon the Company’s ability to obtain capital equipment for its manufacturing operations in a timely manner. In this regard, the Company expects to continue spending to purchase capital equipment as required in the future in order to continue to meet new customer requirements. The Company has no long-term agreement with any such supplier and acquires such equipment on a purchase order basis.

Quality Control

The Company believes that total quality management is a vital component of customer satisfaction and internal productivity. The Company has established quality control systems, which are designed to maintain acceptable manufacturing yields at quick turn engineering lots and small scale production. The Company has also developed a sophisticated proprietary software program for material resource planning, shop floor control; work in process tracking, statistical process control and product costing. The Company obtained certification for its packaging operations pursuant to ISO 9002 in December 1996 and recertification in March 2002.

As of December 31, 2002, the Company’s quality control staff consisted of engineers, technicians and other employees who monitor the Company’s design and production processes in order to ensure high quality. These employees include line inspectors who work with members of the production staff to conduct examination, testing and fine-tuning of products during the production process. Quality control personnel are involved from initial design to production. The quality control staff also collects and analyzes data from various stages of the production process, which is used by the Company for statistical process control.

The semiconductor packaging process is complex and product quality and reliability is subject to a wide variety of factors. Defective packaging can result from a number of factors, including the level of contaminants in the manufacturing environment, human error, equipment malfunction, use of defective raw materials, defective plating services and inadequate sample testing. From time to time, the Company has experienced lower than anticipated production yields as a result of such factors. The Company’s failure to maintain high quality production standards or acceptable production yields would likely result in loss of customers, delays in shipments, increased costs, cancellation of orders and product returns for rework, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Marketing and Sales

The Company’s business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and, at various times, has been subject to significant economic downturns and characterized by reduced product demand, rapid erosion of average selling prices and production over capacity. In addition, rapid technological change, evolving industry standards, intense competition and fluctuations in end user demand characterize the markets for integrated circuits. Because the Company’s business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any downturn in the semiconductor industry is expected to have an adverse effect on the Company’s business, financial condition and results of operations. For example, delays or rescheduling of orders due to a downturn or anticipated downturn in the semiconductor industry have in the past and could in the future have a material adverse effect on the Company’s business, operating results and financial condition. The trend in the industry is that most high volume production will continue moving to the low manufacturing cost areas and the local manufacturers will serve the market where manufacturing offshore is restricted or not cost effective or where fast turn-around is required. The Company believes that it can serve both of these markets by transferring the high volume production to its parent OSE in Taiwan while maintaining appropriate manufacturing capacity in the U.S. for the quick turn and small volume production market.

In addition, the Company has been substantially dependent on US based customers within the semiconductor industry. The high concentration of business with a limited number of customers has adversely affected the Company’s operating results, when business volume dropped substantially for several customers.

There can be no assurance that such customers or any other customers will continue to place orders with the Company in the future at the same levels as in prior periods. In recent years, the Company’s need for additional financing, and the uncertainty as to whether such financing could be obtained, adversely affected the Company’s ability to obtain new customers. The loss of one or more of the Company’s customers, or reduced orders by any of its key customers, would adversely affect the Company’s business, financial condition and results of operations. In order to deal with this, the Company intends to diversify its customer base by adding more new customers into its portfolio. By restructuring its sales force and using outside sales representatives, the Company believes it will mitigate the impact of customer concentration. The Company ships its products in accordance with customer purchase orders and upon receipt of semiconductor wafers from its customers. The Company generally ships products within one to five days after receiving the customer’s wafers, and accordingly, the Company has not, to date, had a material backlog of orders. The Company expects that revenues in any quarter will be substantially dependent upon orders received in that quarter. The Company’s expense levels are based in part on its expectations of future revenues and the Company may be unable to adjust costs in a timely manner to compensate for any revenue shortfall.

The Company’s marketing and sales efforts are focused on North American semiconductor companies that design or manufacture IC devices which are used in applications such as personal computers, modems, disk drives and telecommunication products. Within such markets, the Company emphasizes packaging complex, high pin-count products. The Company sells its services directly through its sales and customer support organization. The Company assists its customers in evaluating designs with respect to manufacturability and when appropriate recommends design changes to reduce manufacturing costs and lead times. The Company also offers design services for a fee.

Materials and Suppliers

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

Customers and Target Market

The Company provides services to a wide variety of customers, ranging from large multinational companies to smaller emerging technology companies, including start-ups. Because of the variety of services, it offers its flexibility in design and manufacturing and ability to respond to customer needs in a timely fashion, the Company believes that it is well positioned to offer services to customers in most market segments. For some customers, the Company serves both a design and production function, thereby permitting customers to concentrate on concept development, distribution and marketing, while accelerating their time to market, reducing their investment in engineering and manufacturing capacity and optimizing total product cost.

In 2000 and 2001, the Company had one major customer account for 32% and 14% of its revenue, respectively. In 2002, the Company had no concentration of customers.

Many of the Company’s large customers contract independently through multiple divisions, subsidiaries, production facilities or locations. The Company believes that in most cases its sales to one such subsidiary, division, facility or location are not dependent on sales to others.

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

Technology Development

The Company’s technology development efforts are focused on improving the capabilities of its production processes, and on developing new packages by making improvements upon commercially available materials and technology. Particular emphasis is on developing new packages and processes that will offer a wider range of services to its customers. BGA (ball grid array), LFBGA (low profile fine pitch ball grid array), and Flip Chip processes were placed into service in 2001. Developments for 2002 include enhancements to the Flip Chip process along with development of stacked die processes, flip chip/wire bond hybrid package and Systems in a Package (SIP) capability. These developments will enable the Company to provide new packaging services to its customers. The Company also works closely with the manufacturers of its packaging equipment in designing and modifying the equipment used in the Company’s production process.

As of December 31, 2002, the Company employed 6 persons in technology development activities. In addition, other management and operational personnel are involved in development activities. The Company supplements its technology development efforts with business and technological alliances. In 2000, 2001, and 2002 the Company’s technology development expenses were approximately $1,308,000, $1,285,000 and $1,227,000, respectively. The Company expects to continue to invest resources in technology development.

The Company has focused its manufacturing resources on plastic QFPs, LFBGAs, and BGA packages for use with SMT, and the Company has neither the capability nor the intent to provide services to other substantial segments of the semiconductor packaging market. Technological change in the semiconductor packaging industry is continuous and in the future semiconductor manufacturers are expected to require increased technological and manufacturing expertise. OSE provides the Company manufacturing and technology development support through providing engineering staff and engineering advice.

Backlog

Sales are either made with purchase orders for current delivery—or agreements covering purchases over a period of time, which orders or agreements may be revised or canceled without penalty. The manufacturing segment of the Company receives little or no advance notice prior to a work order being received from our customers and the majority of our assembly and packaging services are completed in one to five business days. The distribution segment of the Company receives forecast information from customers in longer terms. However, due to the uncertainty of the economy, these forecast are subject to significant change.

Generally, we do not believe that such agreements and this environment provides meaningful backlog figures or are necessarily indicative of actual sales for any succeeding period.

Intellectual Property

The Company’s success depends in part on its ability to obtain patents and licenses and to preserve other intellectual property rights relating to its manufacturing processes. As of December 31, 2002, the Company held fourteen U.S. patents, which expire between 2012 and 2017. The Company expects to continue to file patent applications when appropriate to protect its proprietary technologies; however, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than on its patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to the Company. Moreover, there can be no assurance that any patent rights will be upheld in the future or that the Company will be able to preserve any of its other intellectual property rights.

Environmental Matters

The semiconductor packaging process involves a small amount of chemicals and gases that are subject to governmental regulations. For example, excess materials on leads and moldings are removed from packaged semiconductors in the trim and form process. The Company has installed equipment to collect certain solvents used in connection with its manufacturing process and has contracted with independent waste disposal companies to remove such hazardous material.

The Company installed an advanced electroplating system at a leased facility in Milpitas, California and substantially all of the Company’s plating is performed at such facility. This plating operation involves the use of significant quantities of certain hazardous substances. Although the Company has designed procedures to ensure such materials are handled in compliance with applicable regulations, there can be no assurance that the operation of such facility will not expose the Company to additional costs in complying with environmental regulations or result in future liability to the Company.

Federal, state and local regulations impose various controls on the storage, handling, discharge and disposal of chemicals used in the Company’s manufacturing process and on the facility occupied by the Company. The Company believes that its activities conform to present environmental and land use regulations applicable to its operations and its current facility. Increasing public attention, however, has been focused on the environmental impact of semiconductor manufacturing operations and the risk to neighbors of chemical releases from such operations. There can be no assurance that applicable land use and environmental regulations will not in the future impose the need for additional capital equipment or other process requirements upon the Company or restrict the Company’s ability to expand its operations. The adoption of new ordinances or similar measures or any failure by the Company to comply with applicable environment and land use regulations or to restrict the discharge of hazardous substances could subject the Company to future liability or cause its manufacturing operations to be curtailed or suspended.

The Company’s OSEI subsidiary is not involved in manufacturing.

Employees

As of December 31, 2002, the Company had 127 full time employees, 89 of whom were engaged in manufacturing, 6 in development, 18 in sales and customer service, and 14 in finance and administration. Among the 127 employees, 108 were working for the manufacturing segment and 19 were working for the distribution segment. The Company’s employees are not represented by any collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good. The success of the Company’s future operations depends in large part on the Company’s ability to attract and retain highly skilled technical, manufacturing and management personnel. There can be no assurance that the Company will be successful in attracting and retaining key personnel.

Executive Officers

The executive officers of the Company are as follows:

Name	Age	Position(s)
Edmond Tseng	56	Chairman of the Board of Directors, President, Chief Executive Officer, Acting Chief Financial Officer and Director
Elton Li	41	Corporate Controller, Chief Accounting Officer
Dave Tovar	64	Vice President, Technology Development
Ho-Sheng Chien	51	Vice President, Quality
Chris B.K. Ooi	48	Vice President, Operations, Sales and Marketing

Edmond Tseng has been President and Chief Executive Officer of the Company since November 2000 and President and Chief Executive Officer of OSEI since 1990. Mr. Tseng has been a Director and Chairman of the Board of Directors since April 1999. From June 1985 to December 1989, Mr. Tseng served as Director of Packaging Technology at Condata, Incorporated.

Elton Li joined the Company in December 2001 as Corporate Controller, and Chief Accounting Officer. From April 1995 to November 2001, Mr. Li served as Controller of A-Plus Manufacturing Corporation, an electronic manufacturing service (EMS) company. Prior to that, Mr. Li held various accounting positions in leading firms in the public accounting and hospitality industries.

Dave Tovar is a veteran of the semiconductor industry. He has held management level positions in domestic and foreign subcontractor organizations and has extensive skills in establishing strategic, developmental, operational, and logistic plans. Prior to joining the Company in 2000, Mr. Tovar was President of the Sales, Marketing, and Manufacturing organizations for PacTech USA’s Under Bump Metallization and Solder Ball attach operations. His earlier experience includes positions as Director of Laminate Products for ChipPAC, an international subcontract manufacturer and Director of Engineering and Operations at GateField, a manufacturer of Field Programmable Gate Arrays. Mr. Tovar was a Sr. Manager of Tape Automated Bonding, Packaging, Assembly, Electrical Test, Simulation/Modeling Departments for VLSI Technology.

Ho-Sheng Chien has seven years with OSE, Inc., six years at LSI Logic, seven years at Philips, two years at United Pacific Semiconductor (Taipei, Taiwan) and three years at OSE. Major experience includes IC package assembly, IC manufacturing process and material development, new package development, failure analysis, quality & reliability and customer service. Ho-Sheng received an M.S. degree in Electrical Engineering from Arizona State University in Tempe, Arizona and a B.S. degree in Electronic Engineering from Tamkang University in Taiwan.

Chris B.K. Ooi joined the Company in February 1996 as Director of Engineering and was appointed the Company’s Vice President of Operations in June 1999. In 2002, Mr. Ooi was appointed to lead the Sales and Marketing group. From 1994 to 1996, Mr. Ooi was Co-Founder and Executive Vice President of Ampac Enterprises, a semiconductor sales and marketing company. Prior to 1994, Mr. Ooi held various positions with National Semiconductor Corporation.

The Company’s success depends to a significant extent upon the continued service of its key management and technical personnel, each of whom would be difficult to replace. The competition for qualified employees is intense, and the loss of the services of key personnel or the inability to attract, retain and motivate qualified new personnel could have a material adverse effect on the Company’s business, financial condition and results of operations.

Officers serve at the discretion of the Board and are appointed annually. There are no family relationships among the directors or officers of the Company.

Investor Information

The Company’s common stock is registered under the Securities Exchange Act of 1934 (the “Exchange Act”). Therefore, the Company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

You can access financial and other information in the “Financials” section of our website. The address is www.ose-usa.com/company/financials/.

Item 2.    Properties

The Company’s principal operations are located in an approximately 82,000 square foot building, which it occupies under a ten-year lease, which expires in January 2008. The Company leases a separate 2,500 square foot building approximately 2 miles from the Company’s principal facility, for its advanced electroplating system. The Company also leases space for the sales offices of OSEI located in Boston, Massachusetts and Phoenix, Arizona. The Company believes its existing facilities are adequate to meet its needs for the foreseeable future. Since the Company does not currently operate multiple facilities in different geographic areas, a disruption of the Company’s manufacturing operations resulting from various factors, including sustained process abnormalities, human error, government intervention or a natural disaster such as fire, earthquake or flood, could cause the Company to cease or limit its manufacturing operations and consequently would have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 3.    Legal Proceedings

None

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter to a vote of security holders.

Part II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

As of March 19, 2003, there were approximately 312 beneficial owners of the Company’s Common Stock. The Company’s Common Stock is listed for quotation on the OTC Bulletin Board under the Symbol “OSEE”. The following table sets forth for the periods indicated, the high and low prices of the Company’s Common Stock.

Fiscal Year Ended December 31, 2001	High	Low
First Quarter	$0.16	$0.05
Second Quarter	$0.13	$0.04
Third Quarter	$0.12	$0.02
Fourth Quarter	$0.05	$0.02

Fiscal Year Ended December 31, 2002	High	Low
First Quarter	$0.04	$0.02
Second Quarter	$0.05	$0.02
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.01	$0.003

The trading price of the Company’s Common Stock is expected to continue to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, general conditions in the semiconductor industry, changes in earnings estimates or recommendations by analysts, the failure of the Company to meet or exceed published earnings estimates or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. This volatility has significantly affected the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company’s Common Stock.

The Company has not paid any cash dividends on its Common Stock and currently intends to retain any future earnings for use in its business. Accordingly, the Company does not anticipate that any cash dividends will be paid on the Common Stock in the foreseeable future. In addition, the Company’s bank line of credit does not permit the payment of dividends, except for certain dividends on the Company’s Series A and Series B Convertible Preferred shares. On August 9, 2002, the Company executed an agreement pursuant to which it rescinded its previous distribution of common shares from July 1999 through January 2002 paid to its majority shareholder, OSE, in settlement of a preferred dividend obligation of $1.6 million. Dividends on the Series A and B preferred stock are cumulative until paid. Under the terms of the agreement, OSE returned to the Company certificates representing 26,344,391 shares of Company common stock. In accordance with the terms and conditions of the Certificate of Designation for the Company’s Series A and Series B Preferred Stock, the Company agreed to accrue interest on the unpaid preferred dividends. As of December 31, 2002, the Company recorded accrued interest in the amount of $258,000 on unpaid preferred dividends. The decision to rescind the previous payment of dividends was made after the Company was advised by its counsel (and also by special counsel engaged for this purpose) that the Company’s surplus and earnings may have been insufficient to support the payment of the dividends under the law of Delaware, the Company’s state of incorporation.

Item 6.    Selected Financial Data

Information listed below was derived from the audited financial statements of the respective years.

	Year Ended December 31,(1)
	1998	1999	2000	2001(2) (restated)	2002
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$23,281	$17,441	$24,167	$11,765	$10,326
Cost of revenue	29,114	23,500	23,117	13,949	10,672

Gross profit (loss)	(5,833)	(6,059)	1,050	(2,184)	(346)

Operating expenses:
Selling, general and administrative	4,068	3,651	7,215	5,199	4,858
Research and development	1,101	727	1,308	1,285	1,227
Provision for impairment of assets	18,200	—	1,389	—	—

Total operating expenses	23,369	4,378	9,912	6,484	6,085

Operating loss	(29,202)	(10,437)	(8,862)	(8,668)	(6,431)
Interest and other income	1,209	72	159	193	21
Interest expense	(1,783)	(1,555)	(1,836)	(1,272)	(713)

Loss before income taxes and extraordinary gains	(29,776)	(11,920)	(10,539)	(9,747)	(7,123)
Tax expenses (benefit)	—	—	—	(426)	10

Loss before extraordinary gains	(29,776)	(11,920)	(10,539)	(9,321)	(7,133)
Extraordinary gains	—	2,047	—	—	—

Net loss before cumulative effect of a change in accounting principle	(29,776)	(9,873)	(10,539)	(9,321)	(7,133)
Cumulative effect of change in accounting principle	—	—	—	—	(1,400)

Net Loss	(29,776)	(9,873)	(10,539)	(9,321)	(8,533)
Preferred stock dividend	—	(308)	(413)	(889)	(1,146)
Deemed dividends on preferred stock	—	(6,800)	—	—	—

Net loss applicable to common stockholders	($29,776)	($16,981)	($10,952)	(10,210)	(9,679)

Net loss per share(1):
Net loss per share applicable to common stockholders before cumulative effect of a change in accounting principle
Basic and diluted	($2.12)	($0.68)	($0.20)	($0.17)	($0.11)
Cumulative effect of a change in accounting principle
Basic and diluted	—	—	—	—	($0.02)
Net loss applicable to common stockholders—basic and diluted	($2.12)	($0.68)	($0.20)	($0.17)	($0.13)
Number of shares used to compute per share data(1):
Basic	14,046	24,957	55,676	60,865	73,092
Diluted	14,046	24,957	55,676	60,865	73,092
Balance Sheet Data:
Working deficit	$(16,085)	$(16,687)	$(17,959)	$(23,106)	$(30,356)
Total assets	18,728	51,648	40,677	27,450	19,499
Long-term obligations/deferred Gains	1,249	1,111	973	836	699
Redeemable convertible preferred stock	—	5,100	11,100	11,100	11,100
Total stockholders’ (deficit)	$(3,207)	$(6,723)	$(17,124)	$(26,609)	$(37,439)

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine shares used in computing per share amounts
(2)	See Restatement under Item 7 for explanation and Note 13 to Consolidated Financial Statements for restated quarterly restatement for detail.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are subject to certain factors that could cause actual results to differ materially from those reflected in the forward looking statements. Such factors include, but are not limited to, those discussed as follows and elsewhere in this Report on Form 10-K.

Overview

As a result of a reduction in orders from the Company’s customers, the Company has had significant excess production capacity since the first quarter of 1997. The reduction in revenues and underutilization of capacity and the resulting under absorption of fixed costs resulted in operating losses that continued in 2002. As a result of these circumstances, the Company’s independent accountants’ opinion on the Company’s December 31, 2002 financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

In April 1999, Orient Semiconductor Electronics, Limited (“OSE”) for $6.8 million purchased 4,000,000 shares of the Company’s Series A Convertible Preferred Stock, convertible into approximately 55,000,000 shares of the Company’s Common Stock. As part of this transaction, the Company’s secured creditors agreed to terminate their legal actions and restructured the Company’s secured debt. On August 4, 1999, OSE converted 1,000,000 preferred shares into 13,748,771 shares of common stock. On December 26, 2000, OSE for $6.0 million purchased 3,023,225 shares of the Company’s Series B Convertible Preferred Stock, convertible into approximately 42,000,000 shares of the Company’s Common Stock.

OSEI was a privately held corporation that served as the exclusive North American distributor of OSE, a public Taiwanese company and the Company’s principal stockholder. OSEI derives its revenues exclusively from fees received on the sales of OSE’s semiconductor assembly and test services to customers headquartered in North America. On October 29, 1999, the Company acquired OSEI in a stock for stock exchange valued at approximately $4.7 million. In connection with the acquisition, the Company issued 25,910,090 shares of Common Stock to the OSEI shareholders. As a result of the transaction, the distributor, OSEI, is being operated as a wholly owned subsidiary of the Company. The Company has reported consolidated results with OSEI since the acquisition date.

Results of Operations For The Years Ended December 31, 2000, 2001, and 2002

The following table sets forth, for the periods indicated, certain items in the Company’s statement of operations as a percentage of revenues:

	2000	2001 (restated)	2002
Revenues	100.0%	100.0%	100.0%
Cost of revenues	95.7	118.6	103.4

Gross profit (loss)	4.3	(18.6)	(3.4)

Operating expenses:
Selling, general and administrative	29.9	44.2	47.0
Research and development	5.4	10.9	11.9
Provision for impairment of assets	5.7	—	—

Total operating expenses	41.0	55.1	58.9

Operating loss	(36.7)	(73.7)	(62.3)
Interest and other income	0.7	1.6	0.2
Interest expense	(7.6)	(10.8)	(6.9)

Loss before taxes and cumulative effect of a change in accounting principle	(43.6)	(82.9)	(69.0)
Tax Expenses (benefit)	—	(3.6)	0.1
Net loss before cumulative effect of a change in accounting principle	(43.6)	(79.3)	(69.1)
Cumulative effect of a change in accounting principle	—	—	(13.6)

Net loss	(43.6)%	(79.3)%	(82.7)%

Revenues

The Company’s manufacturing operating segment generally recognizes revenue upon shipment of its products. The distribution segment earns revenue through a distributor agreement with OSE where revenues are derived from fees received on the sales of OSE’s and OSEP’s semiconductor assembly and test services to customers headquartered in North America and revenues are recognized on a net commission basis. Total revenues decreased 12.7% to $10.3 million in 2002, from $11.8 million in 2001. Revenue decreased 51.2% to $11.8 million in 2001, from $24.2 million in 2000. The decrease in revenues in 2002 and 2001 was primarily due to the weakness in the overall semiconductor industry. Average selling price for the manufacturing segment of the Company went up from $0.85 to $1.35 in 2001 and from $1.35 to $2.32 in 2002 as the Company shifted its focus to lower volume, faster turnaround production. However, units shipped declined from 16,500,000 to 7,150,000 in 2001 and from 7,150,000 to 5,522,000 in 2002.

Gross Profit (Loss)

Cost of revenues includes materials, labor, depreciation and overhead costs associated with semiconductor packaging. There is no cost of service related to the distribution revenues. Gross loss of $346,000 in 2002 was a $1.84 million improvement from the $2.2 million gross loss in 2001. Gross loss of $2.2 million in 2001 was a $3.3 million decrease over the $1.1 million gross profit in 2000. The distribution segment recorded a gross profit of $4.8 million in 2002, $4.6 million in 2001 and $7.6 million in 2000. Excluding the distribution segment, the gross loss of $5.1 million in 2002 was a $1.7 million improvement from the 2001 gross loss of $6.8 million. The $6.8 million gross loss in 2001 was a $0.2 million increase from the 2000 gross loss of $6.6 million. The improvement in 2002 was due to decreased cost of revenue resulting from decreased assembly activity. The increase in 2001 gross loss, excluding distribution segment, was due to decreased assembly revenue, offset by decreased cost of revenue resulting from a work force reduction in October 2000, in response to continued weak demand.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal and accounting costs. Selling, general and administrative expenses were $4.9 million in 2002, $5.2 million in 2001 and $7.2 million in 2000. Selling, general and administrative expenses in 2002, 2001 and 2000 included $4.4 million, $4.1 million and $4.1 million, respectively, attributable to OSEI. Excluding OSEI, selling, general and administrative expenses decreased by $0.6 million in 2002, and by $2.0 million in 2001 due to reduced spending. The spending reduction was achieved mainly through the work force reduction.

As a percentage of revenues, selling, general and administrative expenses increased to 47.0% in 2002 compared to 44.2% in 2001 and 29.9% in 2000. The fluctuation from 2000 to 2001 in percentages was mainly caused by the 51.2% revenue decrease in 2001. The fluctuation from 2001 to 2002 in percentage was mainly caused by the 12.7% revenue decrease in 2002.

Research and Development

Research and development expenses consist primarily of the costs associated with technology development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses were $1.2 million in 2002, $1.3 million in 2001 and $1.3 million in 2000.

As a percentage of revenues, research and development expenses were 11.9% in 2002, 10.9% in 2001 and 5.4% in 2000. The increase in research and development expenses as a percentage of revenue from 2000 to 2001 and from 2001 to 2002 resulted from the decrease in revenue in 2001 and 2002.

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

In 2002, the Company completed the two-step transitional impairment test for goodwill required by SFAS 142. Results from the test indicated that the book value of the reporting unit to which goodwill was assigned, exceeded its implied fair value. The Company determined the amount of goodwill impairment by allocating the implied fair value of the reporting unit to its assets and liabilities. The results of this allocation indicated that goodwill was fully impaired. The Company recorded the impairment loss of $1,400,000 as a cumulative change in accounting principle.

Interest and Other Income

Interest income in 2002, 2001 and 2000, was $21,000, $86,000 and $147,000, respectively. The decrease in 2002 and 2001 was due to lower interest rates and lower investment balances, which resulted from the loss from operations and capital expenditures. Other income in 2002, 2001 and 2000, was $0, $107,000 and $12,000, respectively. Other income was primarily from gains on disposal of equipment.

Interest Expense

Interest expense consists primarily of interest payable on bank debt. Interest expense for 2002, 2001 and 2000 was $0.7 million, $1.3 million and $1.8 million respectively. The decrease in 2002 and 2001 was due to lower debt balances, lower interest rates, and expiration of all of the Company’s capital leases.

Provision for Income Taxes

In 2002, provision for income tax was recorded even though the Company operated at a loss; a state income tax liability has been accrued based on tax criteria set by the state of Massachusetts. The income tax benefit for the year ended December 31, 2001, represents the reversal of an over accrual of income taxes resulting from a change in accounting estimate. The Company recognizes deferred tax assets if realization of such assets is more likely than not. Based upon available data, which includes the Company’s historical operating performance and the reported cumulative net losses in prior years, the Company has provided a full valuation allowance against the Company’s net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

Restatement

During 2002, the Company began to investigate data that suggested that the underlying information supporting its fixed assets did not reconcile to amounts recorded on the Company’s financial statements. The Company completed the investigation and determined that depreciation expense for the year ended December 31, 2001 was under-stated by $1,222,000. As a result, the Company restated its fiscal year 2001 financial statements and the related quarterly financial statements. Please see note 13 to the consolidated financial statements for further discussion of restatement and restated quarterly consolidated statement of operations.

Segment Reporting

The Company has two segments: manufacturing and distribution. Manufacturing comprises the semiconductor packaging services of packages designed for assembly using Surface Mount Technology (“SMT”) in which leads on integrated circuits are soldered to the surface of the printed circuit board. Within the SMT market, the Company focuses on high pin-count packages, such as Quad Flat packages (“QFP”) and thin Quad Flat packages (“TQFPs”). Distribution comprises the North American sales, marketing and technical support organization for OSE and OSEP. Commissions are earned from the sales for the semiconductor assembly and test services of OSE and OSEP. The customers are mainly US headquartered manufacturers of high-tech products such as video components, chip sets, graphics chips and logic components.

	Manufacturing	Distribution	Total
2002:
Revenues	$5,523	$4,803	$10,326
Net profit (loss)	$(11,138)	$2,605	$(8,533)

2001:
Revenues	$7,150	$4,615	$11,765
Net profit (loss), previously reported	$(9,855)	$1,756	$(8,099)
Net profit (loss), restated for manufacturing segment	$(11,077)	$1,756	$(9,321)

2000:
Revenues	$16,521	$7,646	$24,167
Net profit (loss)	$(14,704)	$4,165	$(10,539)

Liquidity and Capital Resources

During 2002, the Company’s net cash provided by operations was $1.2 million. Net cash provided by operations was comprised primarily of a net loss of $8.5 million, offset by $2.4 million of non-cash charges for depreciation and amortization, a $1.4 million cumulative change in accounting principle, and a net increase in working capital of $6.2 million. The net increase in working capital items reflected a $2.2 million increase in accounts payable and a $3.6 million decrease in accounts receivable. As of December 31, 2002, the Company had a cash balance of $1.5 million.

In 2002, $41,000 was used by investing activities for capital expenditures. Most of the Company’s production equipment has historically been funded either through capital leases or term loans. Future expenditures are expected to be funded out of internal cash flow through borrowing from OSE.

In 2002, $1.6 million was used in financing activities. This resulted primarily from $1.6 million pay down on the bank credit lines.

In April 1999, OSE for $6.8 million purchased 4,000,000 shares of the Company’s Series A Redeemable Preferred Stock, convertible into approximately 55,000,000 shares of the Company’s Common Stock. As part of this transaction, the Company’s secured creditors agreed to terminate their legal actions and have restructured the Company’s secured debt, including debt forgiveness. On August 4, 1999, OSE converted 1,000,000 preferred shares into 13,748,771 shares of common stock. On December 26, 2000, OSE for $6.0 million purchased 3,023,225 shares of the Company’s Series B Redeemable Preferred Stock convertible into approximately 42,000,000 shares of the Company’s Common Stock. The proceeds were used to reduce the payable to OSE.

As of December 31, 2002, the Company had a line of credit, as amended, with two banks that provided for advances up to the lesser of $15 million (committed revolving credit line) or the advance rate against qualified accounts receivable. Qualified accounts receivable is defined as eighty percent of eligible accounts receivable less than ninety days, excluding inter-company accounts. Over advances under this agreement are immediately payable to the lender. Borrowings under this line of credit accrue interest at the banks’ prime rate (4.25% at December 31, 2002) plus 0.50%, are collateralized by the assets of the Company and are guaranteed by OSE. Amounts outstanding under this line of credit were $9,978,000 at December 31, 2002. This line of credit expired on February 15, 2003. OSE, the guarantor of the line of credit is seeking to consolidate this line of credit with OSE’s other debt facility in Taiwan. OSE plans to gradually pay off this line of credit and continue using the Company’s qualified accounts receivable in negotiating a new line of credit with banks in Taiwan. The Company and OSE are seeking to confirm an arrangement agreed to informally by the Company’s banks. Pursuant to this arrangement, the Company will provide a borrowing base calculation to the banks on a weekly basis. The Company is allowed to use the extra portion of the cash if total cash plus the borrowing base exceeds the outstanding loan amount. Meanwhile, the banks are working on a payment schedule that will allow the Company to pay off the outstanding loan balance from the collection of its accounts receivable. The Company and OSE currently are seeking to confirm an extension of the existing line of credit for the purpose of formalizing this payoff procedure. The Company believes that this transaction should be completed in 2003.

Without the line of credit, the Company will require continued financial support from OSE to fulfill operating cash requirements. If OSE does not provide the Company with required cash, the Company will not be able to continue its operations.

As of December 31, 2002, the Company had the following contractual obligations and commercial commitments:

	Payment due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In Thousands)
Contractual obligations:
Operating lease	$6,854	$1,327	$4,079	$1,448	$0

Total contractual cash obligation	$6,854	$1,327	$4,079	$1,448	$0

	Amount of commercial expiration per period
	Total amounts committed	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In Thousands)
Other commercial commitments:
Line of credit	$9,978	$9,978	$—	$—	$—

Total commercial commitments	$9,978	$9,978	$—	$—	$—

Critical Accounting Policies and Estimates

Discussion and analysis of the Company’s financial condition and the results of operations are based upon its consolidated financial statements and the data used to prepare them. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. On an ongoing basis we re-evaluate our judgments and estimates including those related to bad debts, inventories, and long-lived assets. We base our estimates and judgments on our historical experience, knowledge of current conditions and future expectations based upon currently available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.

Revenue recognition

The Company’s revenues come from the manufacturing and distribution segments. Revenue from the manufacturing segment is recognized upon shipment of products. Revenue from the distribution segment is recognized, on a net basis, based on OSEI’s distribution agreement with OSE. Distribution revenue is recognized when the Company is informed by OSE that products have been shipped.

Sales returns have been immaterial in the past. As a result, sales returns are recognized as they occur and are recorded as a reduction to revenue.

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments. Based on the distributor agreements between OSEI, OSE, and OSEP, OSEI will be responsible for one third of any un-collectible amount that arises from customer sales. The Company makes its estimates of the uncollectability of its accounts receivable by analyzing the accounts receivable aging.

Valuation of inventory

The Company maintains an allowance for inventory obsolescence for probable losses that arise from estimated obsolescence or unmarketable inventory, equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, selling prices and market conditions. Our inventories include raw material supplies such as gold wire, lead frames and mold compound. Inventory is stated at the lower of cost, determined by the first-in, first-out basis, or market. The allowances for obsolete inventory were $892,000 and $985,000 at December 31, 2002 and 2001, respectively.

Valuation of long-lived assets

The Company’s business requires heavy investment in manufacturing facilities that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand for semiconductors produced in those facilities. We estimate the useful life of our manufacturing equipment, which is the largest component of our long-lived assets, to be six years. We base our estimate on our experience with acquiring, using and disposing of equipment over time. Depreciation expense is a major element of our manufacturing cost structure. We begin depreciation on new equipment when it is put into use for production. Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company estimates the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual dispositions. If the sum of the expected future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. In 2000, the Company recorded an impairment charge of $1.4 million related to its manufacturing equipment. In 2002, the Company completed the two-step transitional impairment test for goodwill required by SFAS 142, Goodwill and Other Intangible Assets. Results from the test indicated that the book value of the reporting unit to which goodwill was assigned, exceeded its implied fair value. The Company determined the amount of goodwill impairment by allocating the implied fair value of the reporting unit to its assets and liabilities. The results of this allocation indicated that goodwill was fully impaired. The Company recorded the impairment loss of $1,400,000 as a cumulative change in accounting principle.

Related Party Transactions

As disclosed in Note 14 in the accompanying financial statements, the Company is a member of a group of affiliated companies owned by Orient Semiconductor Electronics, Ltd. of Taiwan (“OSE”) and is a party to a number of significant related party transactions with OSE and its affiliates. Such transactions include:

•	OSE is guarantor of the Company’s bank debt as of December 31, 2002. The line of credit agreement expired on February 15, 2003. OSE is negotiating a new line of credit with banks in Taiwan to replace this.

•	OSE was a significant shareholder in OSEI. Accordingly, when the Company acquired OSEI, OSE received approximately 4.9 million shares of the Company’s common stock for its shares in OSEI. OSE also owns 3,000,000 and 3,023,225 shares of the Company’s Series A and B convertible preferred stock, respectively,

•

All the revenue of the distribution segment is earned as a result of being a distributor for OSE. The revenue under the distribution agreement is based on a fixed percentage of the value of the semiconductor assembly and test services provided to customers in OSEI’s distribution area of entities headquartered in North America. Under the distribution agreement, OSEI is required to remit amounts collected from customers, less its commission, to OSE. Pursuant to the preliminary understanding between the Company and the banks, payments from customers will continue to be remitted directly to the lender and the Company will provide borrowing base calculation to the banks on a weekly basis. The Company is allowed to use the extra portion of the cash if total cash plus the borrowing base exceeds the outstanding loan amount. Meanwhile, the banks are working on a payment schedule the Company will pay off the outstanding loan balance from the collection of its accounts receivable. The Company believes that this transaction should be completed in 2003. As of December 31, 2002, accounts receivable includes approximately $11.3 million, that when collected, is due to OSE and OSEP pursuant to the distribution agreements with them. While OSEI is responsible for the collection of accounts receivable from its customers, it has obtained certain guarantees from OSE, which reduce OSEI’s exposure to credit risk. OSEI normally makes payments to OSE for purchases after OSEI has collected the related accounts receivable from its customer.

Risk Factors Affecting Operating Results

The Company’s operating results are affected by a wide variety of factors that could materially and adversely affect revenues, gross profit, operating income and liquidity. These factors include the Company’s ability to secure additional financing, the short term nature of its customers’ commitments, the timing and volume of orders relative to the Company’s production capacity, long lead times for the manufacturing equipment required by the Company, evolutions in the life cycles of customers’ products, timing of expenditures in anticipation of future orders, lack of a meaningful backlog, effectiveness in managing production processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company’s average selling prices and changes in economic conditions. The occurrence or continuation of unfavorable changes in any of the preceding factors would adversely affect the Company’s business, financial condition and results of operations.

Risk of lack in funding for operations and capital requirements

To meet the demands of its customers and the semiconductor industry, the Company must make strategic capital expenditures in 2003 and beyond. If the Company cannot generate the capital required for these capital expenditures and other ongoing operating expenses through operating cash flow and external financing activities, it may be materially adversely affected. These capital expenditures, together with ongoing operating expenses, will be a substantial drain on cash flow and will also decrease the Company’s cash balances. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.

In addition, the Company’s our line of credit agreement expired on February 15, 2003 and the Company’s banks informed the Company that the line of credit would not be renewed. The Company expects that the outstanding balance of $9, 978,000 will be paid off in 2003 through the collection of the Company’s accounts receivable. The lack of local debt facility will make the Company primarily dependent on the funding support from OSE. Inability to generate needed cash from operations or debt financing would have a material adverse effect on meeting the Company’s debt obligation and funding continued operations.

Risk of dependence on raw material suppliers

To maintain competitive manufacturing operations, the Company must obtain from its suppliers, in a timely manner, sufficient quantities of acceptable materials at expected prices. The Company obtains most of its raw materials, including critical materials such as lead frames and die attach compound, from a limited group of suppliers. Substantially all molding compound, a critical raw material, is obtained from a single supplier. From time to time, suppliers have extended lead times or limited the supply of required materials to the Company because of supplier capacity constraints and, consequently, the Company has experienced difficulty in obtaining acceptable raw materials on a timely basis. In addition, from time to time, the Company has rejected materials from those suppliers that do not meet its specifications, resulting in declines in output or yield. Any interruption in the availability of or reduction in the quality of materials from these suppliers could materially adversely affect the Company’s business, financial condition and results of operations. The Company’s ability to respond to increased orders could also be adversely affected if the Company is not able to obtain increased supplies of key raw materials.

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

Risk of under-utilization of the Company’s manufacturing capacity

The Company has been in a situation of over-capacity since 1997. This has in the past had, and in the future may have, a material adverse effect on the Company’s earnings and cash flow. There may also be situations in which the Company’s manufacturing facilities are inadequate to meet the demand for certain products. Inability to obtain sufficient manufacturing capacity to meet demand, either in the Company’s own facilities or through foundry or similar arrangements with others, could have a material adverse effect. At this time, the most significant risk is underutilization of manufacturing capacity.

Risk related to high fluctuation in the semiconductor industry

The Company’s business is highly related to the semiconductor industry. The semiconductor industry is comprised of different market segments based on device type and the end use of the device. Accordingly, within the semiconductor industry, demand for production in a particular segment may be subject to more significant fluctuations than demand in other segments. If any of the Company’s significant customers are in a segment, which has experienced adverse market conditions, there could be an adverse effect on the Company’s business, financial condition and operating results. There can be no assurance that reduced demand, or the general economic conditions underlying such demand, will not continue to adversely affect the Company’s results of operations. Furthermore, there can be no assurance that any such continuation or expansion of this reduced demand will not result in an additional and significant decline in the demand for the products produced by the Company’s customers and a corresponding material adverse impact on the Company’s business, operating results and financial condition.

Risk from international economic and political conditions

The economic slowdown in the United States and worldwide, exacerbated by the occurrence and threat of terrorist attacks and consequences of sustained military action, has adversely affected demand for products of our customers. A continued decline of the worldwide semiconductor market or a significant decline in economic conditions in any significant geographic area would likely decrease the overall demand for the Company’s products, which could have a material adverse effect. If the economic slowdown continues or worsens as a result of terrorist activities, military action or otherwise, the slowdown could adversely impact customers’ ability to pay in a timely manner.

Risk of losing technological and manufacturing expertise

The semiconductor packaging industry is continuously going through technological changes, which requires increased technological and manufacturing expertise. If the Company were behind in developing the required expertise or the introduction of new packaging technologies, or if there were a reduction in or shift away from the packages under development, such events could result in a material adverse effect on the Company’s business, financial condition and results of operations.

Risk related to patent infringement

As is typical in the semiconductor industry, the Company may receive communications from third parties asserting patents on certain of the Company’s technologies. In the event any third party was to make a valid claim and a license were not available on commercially reasonable terms, the Company’s business, financial condition and results of operations could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, could also be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on the Company’s business, financial condition and results of operations. At December 31, 2002, the Company was not a party to any litigation relating to patent or other intellectual property matters.

Risk from customer relationships with emerging companies

We currently anticipate that a significant percentage of our sales will continue to be to emerging companies, including start-ups. However, as with the Company’s other customer relationships, there are no volume purchase commitments under these new programs, and the revenues actually achieved may not meet expectations. In anticipation of future activities under these programs, the Company incurs substantial expenses to add personnel and manufacturing capacity and procure materials. Because emerging companies do not have a history of operations, it will be harder for the Company to anticipate needs and requirements than with established customers. The Company’s operating results will be harmed if sales do not develop to the extent and within the time frame it anticipates.

Customer relationships with emerging companies also present special risks. For example, because they do not have an extensive product history, there is less demonstration of market acceptance of their products. Also, due to the current economic environment, additional funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent planned or previously experienced by the Company. This tightening of financing for start-up customers, together with many start-up customers’ lack of prior earnings and unproven product markets, increase the Company’s credit risk, especially in accounts receivable and inventories. Although the Company adjusts its reserves for accounts receivable and inventories for all customers, including start-up customers, based on the information available, these reserves may not be adequate.

Risk related to political, economic, and military conditions in Taiwan

The Company could be significantly impacted by the political, economic and military conditions in Taiwan due to the Company’s subsidiary, OSEI, being a distributor for OSE whose operations are principally located in Taiwan. Taiwan and the People’s Republic of China are continuously engaged in political disputes. Such disputes may continue and even escalate, resulting in economic embargo, a disruption in shipping or even military hostilities. This could severely harm OSEI’s business by interrupting or delaying production or shipment of products OSEI distributes. Any kind of activity of this nature or even rumors of such activity could severely and negatively impact the Company’s results of operations and financial position.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

With respect to our interest-bearing liabilities, approximately $10 million representing our line of credit outstanding at December 31, 2002 is subject to a variable interest rate (bank’s prime rate plus 0.5%, which was 4.75% as of December 31, 2002). The Company is subject to interest rate risk, and could be subject to increased interest payments if market interest rates fluctuate upward.

The above line of credit agreement expired on February 15, 2003. The bank has informed the Company that the line of credit will not be renewed. The Company expects that the outstanding balance of $9, 978,000 will be paid off in 2003 through the collection of the Company’s accounts receivable.

Without the line of credit with local banks, the Company will primarily depend on the cash generated from its operations and the financial support from OSE. If the Company’s operations do not generate sufficient cash and without the financial support from OSE, the Company will not be able to meet its debt obligation and continue its operations.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of OSE USA, Inc.

We have audited the accompanying consolidated balance sheets of OSE USA, Inc. (formerly Integrated Packaging Assembly Corporation) (a Delaware corporation and a majority owned subsidiary of Orient Semiconductor Electronics Limited, a Taiwanese public company) and subsidiary as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 13 to the financial statements, the Company has reconstructed it’s fixed asset subsidiary ledger and related accumulated depreciation and has restated its 2001 financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OSE USA, Inc. (formerly Integrated Packaging Assembly Corporation) and subsidiary as of December 31, 2001 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $8,533,000 during the year ended December 31, 2002, and, as of that date, the Company’s current liabilities exceeded its current assets by $30,356,000 and its total liabilities exceeded its total assets by $26,339,000. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    GRANT THORNTON LLP

San Jose, California

March 12, 2003

OSE USA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2001 (restated)	2002
ASSETS
Current assets:
Cash and cash equivalents	$1,844	$1,480
Accounts receivable, net of allowance for doubtful accounts of $307 and $89, respectively	15,987	12,395
Inventory	855	657
Prepaid expenses and other current assets	331	251

Total current assets	19,017	14,783
Property and equipment, net	4,226	2,267
Intangible assets, net of accumulated amortization of $1,577 and $1,933, respectively	4,198	2,442
Other assets	9	7

Total assets	$27,450	$19,499

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank debt	$11,557	$9,978
Accounts payable	630	360
Accounts payable—related party	27,958	30,440
Accrued dividends and interest on unpaid dividends	444	2,755
Accrued expenses and other liabilities	1,534	1,606

Total current liabilities	42,123	45,139
Deferred gain on sale of facilities	836	699

Total liabilities	42,959	45,838

Convertible preferred stock, $.001 par value; 20,000,000 shares authorized; 6,023,225 (Series A: 3,000,000 shares, Series B: 3,023,225 shares) issued and outstanding; liquidation preference: Series A: $1.70 per share, Series B: $1.98 per share	11,100	11,100

Stockholders’ deficit:
Common stock, $.001 par value; 300,000,000 shares authorized; 67,153,375 (2001) and 56,416,212 (2002) shares issued and outstanding	67	56
Additional paid-in capital	55,596	54,456
Accumulated deficit	(82,272)	(91,951)

Total stockholders’ deficit	(26,609)	(37,439)

Total liabilities and stockholders’ deficit	$27,450	$19,499

The accompanying notes are an integral part of these consolidated financial statements.

OSE USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2000	2001 (restated, see Note 13 )	2002
Revenues	$24,167	$11,765	$10,326
Cost of revenues	23,117	13,949	10,672

Gross profit (loss)	1,050	(2,184)	(346)

Operating expenses:
Selling, general & administrative	7,215	5,199	4,858
Research & development	1,308	1,285	1,227
Provision for impairment of assets	1,389	—	—

Total operating expenses	9,912	6,484	6,085

Operating loss	(8,862)	(8,668)	(6,431)
Interest and other income	159	193	21
Interest expense	(1,836)	(1,272)	(713)

Loss before income taxes, and cumulative effect of a change in accounting principle	(10,539)	(9,747)	(7,123)
Tax expenses (benefit)	—	(426)	10

Net loss before cumulative effect of a change in accounting principle	(10,539)	(9,321)	(7,133)
Cumulative effect of change in accounting Principle	—	—	(1,400)

Net loss	(10,539)	(9,321)	(8,533)
Preferred stock dividend	(413)	(889)	(1,146)

Net loss applicable to common stockholders	$(10,952)	$(10,210)	$(9,679)

Per share data:
Net loss per share applicable to common stockholders before cumulative effect of a change in accounting principle
Basic and diluted	$(0.20)	$(0.17)	$(0.11)
Cumulative effect of a change in accounting Principle
Basic and diluted	—	—	$(0.02)

Net loss applicable to common stockholders
Basic and diluted	$(0.20)	$(0.17)	$(0.13)

Number of shares used to compute per share data:
Basic and diluted	55,676	60,865	73,092

The accompanying notes are an integral part of these consolidated financial statements.

OSE USA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Totals
	Shares	Amount
Balance at January 1, 2000	54,415	54	54,333	(61,110)	(6,723)
Common stock issued under stock plans	707	1	131	—	132
Preferred dividends declared	—	—	—	(413)	(413)
Preferred dividends paid in stock	1,251	1	418	—	419
Net loss	—	—	—	(10,539)	(10,539)

Balance at December 31, 2000	56,373	$56	$54,882	$(72,062)	$(17,124)
Common stock issued under stock plans	813	1	70	—	71
Preferred dividends declared	—	—	—	(889)	(889)
Preferred dividends paid in stock	9,967	10	644	—	654
Net loss, as restated	—	—	—	(9,321)	(9,321)

Balance at December 31, 2001, as restated	67,153	$67	$55,596	$(82,272)	$(26,609)

Common stock issued under stock plans	815	1	13	—	14
Preferred dividends declared	—	—	—	(888)	(888)
Interest on unpaid dividend	—	—	—	(258)	(258)
Preferred dividends paid in stock	14,800	14	428	—	442
Shares repurchase	(8)	—	—	—	—
Rescission of shares issued as payment for dividend	(26,344)	(26)	(1,581)	—	(1,607)
Net loss	—	—	—	(8,533)	(8,533)

Balance at December 31, 2002	56,416	56	54,456	(91,951)	(37,439)

The accompanying notes are an integral part of these consolidated financial statements.

OSE USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2000	2001 (restated)	2002
Cash flows from operating activities:
Net loss	$(10,539)	$(9,321)	$(8,533)
Adjustments:
Depreciation and amortization	4,442	4,755	2,355
Impairment of equipment	1,389	—	—
Cumulative effect of a change in accounting Principle	—	—	1,400
Gain on sale of facilities, net	(138)	(138)	(137)
Loss (gain) on disposal of equipment	12	(107)	—

Changes in assets and liabilities

Accounts receivable	5,428	6,881	3,592
Inventory	365	(16)	198
Prepaid expenses and other assets	(153)	433	82
Accounts payable and accounts payable—related party	(7,235)	3,732	2,212
Accrued expenses and other liabilities	(191)	(1,128)	73

Net cash provided by (used in) in operating activities	(6,620)	5,091	1,242

Cash flows from investing activities:
Acquisition of property and equipment	(2,583)	(290)	(41)

Proceeds from sale of equipment	—	115	—

Net cash (used in) investing activities	(2,583)	(175)	(41)

Cash flows from financing activities:
Proceeds from bank credit lines	1,000	—	—
Payments under bank credit lines	—	(6,443)	(1,579)
Proceeds from issuance of redeemable Preferred stock, net of issuance costs	6,000	—	—
Proceeds from issuance of common stock	132	71	14

Net cash provided by (used in) financing activities	7,132	(6,372)	(1,565)

Net (decrease) in cash and cash equivalents	(2,071)	(1,456)	(364)
Cash and cash equivalents at beginning of year	5,371	3,300	1,844

Cash and cash equivalents at end of year	$3,300	$1,844	$1,480

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,836	$1,315	$713
Supplemental disclosure of noncash financing activities:
Common stock issued for preferred stock dividend	$419	$654	$442
Rescission of common shares issued as payment for preferred dividends	—	—	$(1,607)

The accompanying notes are an integral part of these consolidated financial statements.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

OSE, USA, Inc (formerly Integrated Packaging Assembly Corporation) (the “Company”) was incorporated in California on April 28, 1992 and reincorporated in Delaware on June 19, 1997. The Company changed its name on June 6, 2001 in connection with the Company’s strategic reorganization. The Company operates within two segments of the semiconductor industry: (1) manufacturing and (2) distribution.

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

Within distribution, the Company is the exclusive North American sales and marketing organization for Orient Semiconductor Electronics, Ltd. (“OSE”) of Taiwan, a public Taiwanese company and the Company’s controlling stockholder. The Company is also the exclusive North American sales and marketing organization for affiliated company Orient Semiconductor Electronics Philippines, Inc. (“OSEP”). Revenues are derived exclusively from fees received on the sales of OSE and OSEP semiconductor assembly and test services to customers headquartered in North America in accordance with a distribution agreement.

Basis of Presentation

As a result of a reduction in orders from the Company’s customers, the Company has significant excess production capacity. The reduction in revenues and underutilization of production capacity and resultant under absorption of fixed costs resulted in operating losses for the years ended December 31, 2000, 2001, and 2002. The Company believes that it will fund its projected working capital and other cash requirements through January 1, 2004 from operating activities and borrowings from OSE.

At December 31, 2002, the Company had a line of credit, which provided for borrowings up to a total of $15.0 million, of which approximately $10.0 million was outstanding. This line of credit expired on February 15, 2003. OSE, the guarantor of the line of credit, is seeking to consolidate this line of credit with OSE’s other debt facility in Taiwan. OSE plans to gradually pay off this line of credit and continue using the Company’s qualified accounts receivable in negotiating a new line of credit with banks in Taiwan.

Without the line of credit with local banks, the Company will solely depend on the cash generated from its operations and the financial support from OSE. If the Company’s operations do not generate sufficient cash flows and without the financial support from OSE, the Company will not be able to meet its debt obligations and continue its operations.

Based on the 2001 adopted strategic plan, the Company intends to focus more of its operations on quick-turn and engineering lot assemblies to improve its profitability, due to the fact that quick-turn and engineering lot assemblies provide higher profit margins. To achieve this objective, in 2001, the Company restructured its internal sales force and increased the frequency of customer contacts. The effort has continued throughout 2002 and as a result, the Company has increased its customer base. The Company also used outside sales representatives in promoting the Company to new customers throughout the United States.

These financial statements have been prepared on a going concern basis and, therefore, do not include any adjustments that might result from uncertainties as to the Company’s ability to continue as a going concern.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of intercompany balances and transactions.

Risks and uncertainties

The Company may be significantly impacted by the political, economic and military conditions in Taiwan due to the Company’s subsidiary, OSEI, being a distributor for OSE whose operations are principally located in Taiwan. Taiwan and the People’s Republic of China are continuously engaged in political disputes. Such disputes may continue and even escalate, resulting in economic embargo, a disruption in shipping or even military hostilities. This could severely harm OSEI’s business by interrupting or delaying production or shipment of products OSEI distributes. Any kind of activity of this nature or even rumors of such activity could severely and negatively impact the Company’s results of operations and financial position.

Financial instruments

The carrying amounts reported for cash and cash equivalents, accounts receivable, accounts payable, and related party accounts payable are considered to approximate fair values based upon the short maturities of these financial instruments. The carrying amount of borrowings under the line of credit are also considered to approximate fair values as the interest rates on the borrowings adjust to the bank’s prime rate.

Accounts Receivable

The majority of the Company’s accounts receivable are due from companies in the semiconductor industry. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Majority of accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

	December 31,
	2001	2002
	(in thousands)
Trade receivables	16,294	12,484
Less allowance for doubtful receivables	(307)	(89)

Net receivables	15,987	12,395

Changes in the Company’s allowance for doubtful accounts are as follows:

	2001	2002
	(in thousands)
Beginning balance	299	307
Bad debt expense	11	(192)
Accounts written-off	(3)	(26)
Recoveries	—	—

Ending balance	307	89

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-lived asset impairment

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. The provisions of SFAS 142 provide that goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, not be amortized and, effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives no longer be subject to amortization. The statement also provides that upon initial application the useful lives of previously recognized intangible assets be reassessed and remaining amortization periods adjusted accordingly.

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

As of January 1, 2002, the Company is no longer amortizing goodwill, resulting in approximately $372,000 less amortization expense for the year ended December 31, 2002. The Company reviewed the carrying value of goodwill as of January 1, 2002 for impairment as required by the transitional impairment provisions of SFAS 142. Results from the review indicated that the carrying value of the reporting unit to which goodwill was assigned, exceeded its estimated fair value. The Company’s reporting units are consistent with the operating segments underlying the segments identified in Note 11—Segments. The Company determined the amount of goodwill impairment by allocating the estimated fair value of the reporting unit to its assets and liabilities. The fair value of the impaired reporting unit underlying the segment was estimated using a discounted cash flow methodology. The results of this allocation indicated that goodwill was fully impaired. As a result, the Company charged an impairment loss of $1,400,000 to the results of operations as a cumulative change in accounting principle.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2000 and 2001 results do not reflect the provision of SFAS 142. Had the Company adopted SFAS 142 on January 1, 2000, the net loss and basic and diluted net loss per common share would have been changed to the adjusted amounts indicated below:

	Year Ended December 31
	2000	2001	2002
	(In thousands, except per share amounts)
Reported net loss applicable to common stockholders	(10,952)	(10,210)	(9,679)
Add back: Goodwill amortization	372	372	—
Add back: Cumulative effect of change in accounting principle, net of tax of $0	—	—	1,400

Adjusted net loss applicable to common stockholders	(10,580)	(9,838)	(8,279)

Basic an diluted earnings per share:
Reported net loss applicable to common stockholders	(0.20)	(0.17)	(0.13)
Goodwill amortization	0.01	0.01	—
Cumulative effect of change in accounting principle	—	—	0.02

Adjusted net loss applicable to common stockholders	(0.19)	(0.16)	(0.11)

Revenue recognition

The manufacturing operating segment generally recognizes revenue upon shipment of its products. The distribution segment earns revenue through a distributor agreement with OSE. The nature of the distributor transactions is such that the Company does not bear the risks and rewards of ownership of the product being distributed and is compensated in a manner similar to a commission. Accordingly, revenue relating to the Company’s distribution agreement is recognized on a net basis. Net revenues recorded by the distribution segment were $7.6 million; $4.6 million and $4.8 million, on gross billings of $158.9 million, $96.2 million and $94.3 million for the years ended December 31, 2000, 2001, and 2002, respectively.

Income taxes

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or income tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates. Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and a lack of carryback capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company’s net deferred tax assets.

Stock based compensation

The Company accounts for stock-based awards to employees using the intrinsic value method. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price of the stock on the date of grant.

SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” require

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s fair value calculations for awards from stock option plans were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected term, four years from the date of grant in 2000, 2001 and 2002; stock price volatility, 705% in 2000, 342% in 2001, and 406% in 2002; risk free interest rate, 4.74% in 2000, 4.34% in 2001 and 3.46% in 2002; and no dividends during the expected term. The Company’s calculations are based on a single option valuation approach. The Company’s fair value calculations for awards from employee stock purchase plans were also made using the Black-Scholes option pricing model with the following weighted average assumptions: expected term, six months in 2000, 2001 and 2002; stock price volatility, 705% in 2000, 342% in 2001, and 406% in 2002; risk free interest rate, 4.63% in 2000, 4.06% in 2001 and 1.73% in 2002; and no dividends during the expected term.

If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income (loss) and net income (loss) per share, basic and diluted, would have been as follows (in thousands, except per share amounts):

	2000	2001 (restated)	2002
Net loss applicable to common stockholders, as reported (in thousands),	$(10,952)	$(10,210)	$(9,679)
Stock based compensation expense, pro forma	1,875	668	179

Net loss applicable to common stockholders, pro forma	$(12,827)	$(10,878)	$(9,858)
Net loss applicable to common stockholders, per share as reported—
Basic and diluted	$(0.20)	$(0.17)	$(0.13)
Net loss applicable to common stockholders, per share, pro forma—
Basic and diluted	$(0.23)	$(0.18)	$(0.13)

Comprehensive income

There was no difference between the Company’s net loss and its total comprehensive loss for the periods reported in these financial statements.

Net loss per share

Basic loss per share (“EPS”) is computed by dividing net loss applicable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible preferred stock, using the if-converted method. The Company incurred a net loss during the period resulting in all options, warrants and convertible preferred stock outstanding being antidilutive and therefore, excluded from the calculations.

	Year Ended December 31, 2001
	2000	2001	2002
Antidilutive Securities:
Convertible preferred stock, if converted, common shares equivalent	82,812	82,812	82,812

Options and warrants outstanding	12,739	11,040	10,850

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company does not expect the adoption of SFAS No. 143, which will be effective for fiscal 2003, to have a material effect on its financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Bulletin Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value, less costs to sell and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard did not have a significant effect on the Company’s financial position or operating results.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Company does not expect the adoption of SFAS No. 145, which will become effective at varying dates from May 2002 to our fiscal 2003, to have a material effect on its financial condition or results of operations. In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This Statement amends SFAS No. 123, “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Standard are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—BALANCE SHEET COMPONENTS:

	December 31,
	2001 (restated)	2002
	(In thousands)
Inventory
Raw materials	$1,816	$1,506
Work in process	24	43

Subtotal	$1,840	$1,549
Allowance for obsolescence	(985)	(892)

Total	$855	$657

Property and equipment
Buildings and improvements	$697	$697
Machinery and equipment	30,249	30,273
Office and computer equipment	1,132	1,147
Furniture and fixtures	290	290

	32,367	32,407
Less: accumulated depreciation and amortization	(28,141)	(30,140)

	$4,226	$2,267

Accrued expenses and other liabilities
Accrued payroll and related expenses	$482	$559
Accrued dividends	444	2,755
Other accrued liabilities (Deferred rent and other,)	1,052	1,047

	$1,978	$4,361

NOTE 3—EQUIPMENT IMPAIRMENT CHARGE

In 2000, the Company recorded charges of $1.4 million related to the impairment of its manufacturing equipment and accordingly, reduced the carrying value of such manufacturing equipment. The impairment is a result of continued adverse economic conditions in the semiconductor industry, and historical, as well as, forecasted manufacturing equipment underutilization, resulting in an estimation that the carrying value of the manufacturing equipment will not be fully recovered. The fair value of manufacturing equipment was based upon an independent appraisal of fair values.

NOTE 4—LEASING ARRANGEMENTS AND COMMITMENTS

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

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 14, 2000, the Company entered into a sublease agreement with a subsidiary of OSE for the lease of 16,480 square feet of building space through January 19, 2008. On May 31, 2002, the sublease was terminated by the tenant due to business restructuring of the tenant.

The Company has a non-cancelable operating lease for a 2,500 square foot portion of a building for its plating operations. The lease is for five years, with an option to extend. After the lease expired on November 1, 2002, the Company did not sign an extension agreement with the landlord; therefore, the lease is on a month-to-month basis.

Rent expense was $1,549,000, $1,654,000, and $1,690,000 in 2000, 2001, and 2002, respectively.

Net future minimum lease payments over the next five years and thereafter under non-cancelable operating leases at December 31, 2002 are as follows (in thousands):

Lease Payment
Year ending December 31:
2003	$1,327
2004	1,316
2005	1,316
2006	1,448
2007	1,448

Total minimum payments	$6,855

NOTE 5—BANK DEBT

The Company had a line of credit with two banks that provided for advances up to the lesser of $15 million (committed revolving credit line) or the advance rate against qualified accounts receivable. Qualified accounts receivable is defined as eighty percent of accounts receivable under ninety days, excluding inter-company accounts. Outstanding borrowings under this line of credit accrued interest at the banks’ prime rate (4.25% at December 31, 2002) plus 0.50%, were collateralized by the assets of the Company and were guaranteed by OSE. Amounts outstanding under this line of credit were $11,557,000 and $9,978,000 at December 31, 2001 and 2002, respectively.

This line of credit expired on February 15, 2003. OSE, the guarantor of the line of credit, is seeking to consolidate this line of credit with its other debt facility in Taiwan. OSE intends to gradually pay off the line of credit and continues to use the qualified accounts receivable as a borrowing base in negotiating a new line of credit with banks in Taiwan. The Company and OSE are seeking to confirm an arrangement agreed to informally by the Company’s banks. Pursuant to this arrangement, the Company will provide a borrowing base calculation to the banks on a weekly basis. The Company is allowed to use the extra portion of the cash if total cash plus the borrowing base exceeds the outstanding loan amount. Meanwhile, the banks are working on a payment schedule that will allow the Company to pay off the outstanding loan balance from the collection of its accounts receivable. The Company believes that this transaction should be completed in 2003.

NOTE 6—PREFERRED STOCK:

The Company had 20,000,000 shares of preferred stock authorized at December 31, 2002.

During 1999 and 2000, the Board of Directors designated 4,000,000 shares and 3,023,225 shares of the preferred stock, as Series A convertible preferred stock and Series B convertible preferred stock, respectively with a par value of $.001.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company issued 4,000,000 shares of Series A convertible preferred stock (Series A Preferred) to OSE on April 29, 1999 for proceeds of $6,499,000, net of issuance costs of $301,000. Each share of Series A Preferred is initially convertible into 13.7487705 shares of the Company’s common stock at the option of the holder. On August 4, 1999, OSE converted 1,000,000 shares of Series A Preferred with a value of $1,700,000 into 13,748,771 shares of the Company’s common stock.

The Company issued 3,023,225 shares of Series B convertible preferred stock (Series B Preferred) to OSE on December 26, 2000 for proceeds of $6,000,000. Each share of Series B Preferred is initially convertible into 13.7487705 shares of the Company’s common stock at the option of the holder. The proceeds were used to reduce the accounts payable to OSE.

The holders of shares of Series A Preferred and Series B Preferred are entitled to dividends at the rate of $0.136 and $0.159, respectively, per annum per share payable semiannually on July 1 and January 1 each year. The dividends on Series A and Series B Preferred are payable in cash, shares of common stock or any combination of cash and shares of Common Stock, at the option of the holders of Series A and Series B Preferred and are cumulative until paid. The Series A Preferred and Series B Preferred are mandatorily redeemable for $1.70 and $1.98 respectively, per share in the event of a transaction whereby the existing shareholders of the Company own less than a 50% equity interest subsequent to the transaction or any liquidation, dissolution, or winding up of the Company.

On August 9, 2002, the Company executed an agreement pursuant to which it rescinded its previous distribution of common shares issued from July 1999 through January 2002 to its majority shareholder, OSE, in settlement of a preferred dividend obligation of $1.6 million. Under the terms of the agreement, OSE returned to the Company certificates representing 26,344,391 shares of OSE USA common stock. In accordance with the terms and conditions of the Certificate of Designation for the Company’s Series A and Series B Preferred Stock, the Company agreed to accrue interest on the unpaid preferred dividends. As of December 31, 2002, the Company recorded accrued interest in the amount of $258,000 on unpaid preferred dividends. The decision to rescind the previous payment of dividends was made after the Company was advised by its counsel (and also by special counsel engaged for this purpose) that the Company’s surplus and earnings may have been insufficient to support the payment of the dividends under the law of Delaware, the Company’s state of incorporation. As of December 31, 2001 and 2002, the Company recorded dividends payable in the amount of $444,000 and $2,755,000.

NOTE 7—EMPLOYEE BENEFIT PLANS

Stock Option Plan

The Company has a Stock Option Plan (the “Plan”), which provides for the grant of incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase up to 20,000,000 shares of Common Stock. ISOs may be granted to employees and NSOs may be granted to either employees or consultants. In accordance with the Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of Common Stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The Plan provides that the options shall be exercisable over a period not to exceed ten years and shall vest as determined by the Board of Directors. Substantially all of the options vest 25% one year after the date of grant and 1/48 each month thereafter. There is no deferred compensation balance at December 31, 2001 and 2002.

Options outstanding under this plan at December 31, 2000, 2001 and 2002 amounted to 9,404,000, 7,526,019 and 6,951,186 shares, respectively.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Director Option Plan

In September 1999, the Company adopted the 1999 Director Option Plan (the “1999 Director Plan”). A total of 4,000,000 shares of Common Stock have been authorized for issuance under the 1999 Director Plan. The 1999 Director Plan provides for the grant of NSOs to non-employee directors of the Company. The 1999 Director Plan provides that each non-employee director who joins the Board will automatically be granted an NSO to purchase 100,000 shares of Common Stock on the date upon which such person first becomes a non-employee director. In addition, each non-employee director will automatically receive an NSO to purchase 100,000 shares of Common Stock upon such directors’ annual reelection to the Board if the director has served on the Board for at least six months as of the date of the reelection. All options granted under the 1999 Director Plan will have an exercise price equal to the fair value of the Common Stock on the date of grant and will be fully vested and exercisable on the date of grant. The options will have a term of ten years.

Options outstanding under this plan at December 31, 2000, 2001 and 2002 amount to 700,000, 1,000,000 and 1,400,000 shares, respectively.

Non-Statutory Stock Plan

The Company has a Non-Statutory Stock Plan, which, provides for the grant of non-qualified stock options to purchase up to 750,000 share of Common Stock. In accordance with the Plan, the stated exercise price shall not be less than 85% of the estimated fair market value of the Common Stock on the date of grant of the NSO. The options shall be exercisable over a period not to exceed ten years and shall vest 25% one year after the year of grant and 1/48 each month thereafter.

Options outstanding under this plan at December 31, 2000, 2001 and 2002 amounted to 324,938, 304,438 and 299,438 shares, respectively.

Employee Stock Purchase Plan

The Company’s Stock Purchase Plan (the “Purchase Plan”) was adopted by the Company’s Board of Directors and stockholders in December 1995, and became effective upon the closing of the Company’s initial public offering on February 28, 1996. Under the Purchase Plan, a total of 5,000,000 shares of Common Stock have been reserved for issuance to eligible employees. The Purchase Plan allows employees to purchase shares through payroll deductions at 85% of the fair market value of the Common Stock at the beginning or the end of the applicable twelve-month purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code. Unless terminated sooner, the Purchase Plan will terminate ten years from its effective date. During 2000, 2001 and 2002 respectively, 707,000, 812,770 and 814,497 shares, respectively, were issued under the Plan.

Employee Savings and Retirement Plan

In 1995, the Company established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees twenty-one years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. The Company does not match employee’s contribution. Employees may choose among eighteen investment options for their contributions, and they are able to move funds between investment options at any time. The Company’s common stock is not one of the investment options. Administrative expenses relating to the plan are insignificant.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Option Activity

The following table summarizes the Company’s stock option activity and related weighted average exercise price within each category for each of the years ended December 31, 2000, 2001 and 2002.

	2000		2001		2002
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Options outstanding at January 1	9,146,842	$0.44	10,429,738	$0.42	8,830,457	$0.38
Options granted	2,500,000	$0.32	1,408,500	$0.07	612,000	$0.01
Options canceled	(1,199,437)	$0.37	(3,007,781)	$0.37	(791,833)	$0.44
Options exercised	(17,667)	$0.24	—	—	—	—

Options outstanding at December 31	10,429,738	$0.42	8,830,457	$0.38	8,650,624	$0.35

Options exercisable at December 31	3,418,076	$0.51	4,601,918	$0.42	6,338,196	$0.37

Available for grant at December 31	13,607,485		15,206,766		15,386,599

The weighted-average fair value of those stock options granted in 2000, 2001, and 2002 was $0.27, $0.07, and $0.01 per option, respectively.

The weighted-average fair value of these purchase rights granted in 2000, 2001, and 2002 was $0.20, $0.08, and $0.02, respectively, per right.

Significant option groups outstanding at December 31, 2002, and the related weighted average exercise price and remaining contractual life information are as follows:

	Outstanding		Exercisable
Options with exercise prices ranging from:	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$0.01—0.05	1,354,000	$0.03	887,166	$0.03	9
0.06—0.19	847,187	0.14	397,145	0.15	8
0.20—0.23	620,500	0.23	563,500	0.23	6
0.24	2,216,876	0.24	1,714,408	0.24	7
0.25—0.54	933,312	0.40	638,728	0.38	7
0.55	34,000	0.55	25,500	0.55	7
0.59	2,132,000	0.59	1,599,000	0.59	7
0.63—3.00	511,249	1.03	511,249	1.03	5
3.06	1,000	3.06	1,000	3.06	5
9.50	500	9.50	500	9.50	3

Options outstanding at December 31, 2002	8,650,624	0.35	6,338,196	0.37	7

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company only issues options in its compensation plans. The following table provides information as of December 31, 2002 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holder	8,650,624	$0.35	15,386,599
Equity compensation plans not approved by security holder	0	$0.00	0
Total	8,650,624	$0.35	15,386,599

NOTE 8—WARRANTS:

In 1999 and prior, the Company issued a series of warrants in separate transactions totaling 2,575,806 shares. The estimated value of these warrants at the time of issuance, as determined by the Company, was amortized over the expected exercise term into expense in years prior to 2000. The remaining warrants outstanding and related expiration dates as of December 31, 2002 are as follows:

Expiration date	Shares
09/15/05(1)	97,826
03/19/04(1)	216,000
01/03/01(1)	28,750
09/09/04	100,000
09/15/03	12,800

Total Warrants for Common Shares	455,376

09/09/04	72,917
05/01/06	1,000,000
05/28/05	171,428
04/29/06	500,000

Total Warrants for Preferred Shares	1,744,345

Total Number of Warrants Outstanding	2,199,721

(1)	The expiration is the later of the date indicated or five years after the closing of the Company’s initial public offering of common stock effected pursuant to an S-1 (or successor form) registration statement with a public offering price of at least $5 per share (as adjusted) and in which the gross proceeds to the Company equal or exceed $10 million. To date, the Company has not had such an offering.

NOTE 9—INCOME TAXES:

In 2000, 2001 and 2002, the Company incurred net operating losses and recorded no provision for income taxes. The income tax benefit for the year ended December 31, 2001, represents the reversal of an over accrual of income taxes resulting from a change in accounting estimate.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets comprise the following (in thousands):

	December 31,
	2001	2002
Federal and state credit carryforwards	$2,676	$2,817
Federal and state net operating loss carryforwards	26,106	29,055
Provision for impaired assets	8,017	8,017
Leases, treated as operating for tax purposes	(2,396)	(2,396)
Depreciation	(209)	1,713
Reserves and accruals	1,379	1,374
Other	2	2

Deferred tax assets	35,575	40,582
Less valuation allowance	(35,575)	40,582)

Net deferred tax asset	$—	$—

Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and a lack of carryback capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company’s net deferred tax assets. The valuation allowance increased by $8,152,000 and $5,007,000 in 2001 and 2002, respectively.

At December 31, 2002, the Company had federal and state net operating loss credit carryforwards (“NOLs”) of approximately $79,000,000 and $34,000,000 respectively, which can be used to reduce future taxable income. The federal NOLs, state NOLs and federal and state credits expire through 2022, 2013 and 2012 respectively, if not utilized. The availability and timing of these carry forwards to offset the taxable income may be limited due to the occurrence of certain events, including change of ownership.

The Tax Reform Act of 1996 limits the use of NOLs in certain situations where changes occur in the stock ownership of a company. The Company experienced such an ownership change as a result of the Company’s initial public offering in 1996, resulting in a limitation of the annual utilization of the NOLs generated through the date of the initial public offering. Another such ownership change was experienced as a result of the issuance of Series A and B convertible preferred stock in 1999 and 2000, respectively, resulting in a limitation of the annual utilization of the NOLs generated through the date of issuance of Series A and Series B convertible preferred stock.

NOTE 10—CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS:

Concentration of credit risk

The Company performs ongoing credit evaluations of its customers, which are semiconductor companies, and maintains reserves for estimated credit losses. Write-offs of accounts receivable were insignificant in all periods presented. At December 31, 2001, three customers accounted for 24%, 10% and 9%, respectively, of total accounts receivable. At December 31, 2002, two customers accounted for 19% and 15%, respectively, of total accounts receivable. In 2000 and 2001, the Company had one major customer account for 32% and 14% of its revenue, respectively. In 2002, the Company had no concentration of customers.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—SEGMENTS

The Company has two segments:  manufacturing and distribution. Manufacturing comprises the semiconductor packaging services of packages designed for assembly using Surface Mount Technology (“SMT”) in which leads on integrated circuits are soldered to the surface of the printed circuit board. Within the SMT market, the Company focuses on high pin-count packages, such as Quad Flat packages (“QFP”) and thin Quad Flat packages (“TQFPs”). Distribution comprises of the North American sales, marketing and technical support organization for OSE. Commissions are earned from the sales for the semiconductor assembly and test services of OSE. The customers are mainly US headquartered manufacturers of high-tech products such as video components, chip sets, graphics chips and logic components.

	Segment information
	Manufacturing	Distribution	Eliminations	Total
	(in thousands)
2002
Revenues	$5,523	$4,803	—	$10,326
Interest income	1	2,155	(2,138)	18
Interest expense	(2,851)	—	2,138	713
Depreciation and amortization	1,977	378	—	2,355
Net income (loss)	(11,138)	2,605	—	(8,533)
Accounts receivable, net	589	11,806	—	12,395
Total assets	9,135	15,072	(4,708)	19,499
Expenditures for additions to long-lived assets	$33	$8	—	$41

2001: (restated for manufacturing segment)
Revenues	$7,150	$4,615	—	$11,765
Interest income	1	1,198	(1,113)	86
Interest expense	(2,385)		1,113	(1,272)
Depreciation and amortization	4,002	753	—	4,755
Net income (loss)	(11,077)	1,756	—	(9,321)
Accounts receivable, net	808	15,179	—	15,987
Total assets	10,972	21,186	(4,708)	27,450
Expenditures for additions to long-lived assets	$276	$14	—	$290

2000:
Revenues	$16,521	$7,646	—	$24,167
Interest income	12	591	(456)	147
Interest expense	(2,292)	—	456	(1,836)
Depreciation and amortization	3,691	751	—	4,442
Net income (loss)	(14,704)	4,165	—	(10,539)
Accounts receivable, net	1,446	21,421	—	22,867
Total assets	16,072	34,090	(9,485)	40,677
Expenditures for additions to long-lived assets	$2,538	$45	—	$2,583

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—RELATED PARTY TRANSACTIONS

The Company is a member of a group of affiliated companies owned by Orient Semiconductor Electronics, Ltd of Taiwan (“OSE”). Significant related party transactions with OSE and its affiliates are as follows:

Guarantor of Debt

OSE is guarantor for the Company’s line of credit agreement with local banks as outlined in Note 6.

Distributor

All the revenue of OSEI, the Company’s subsidiary, is earned as a result of being a distributor for OSE. The revenue under the distribution agreement is based on a fixed percentage of the value of the semiconductor assembly and test services provided to customers in OSEI’s distribution area of entities headquartered in North America. For the years ended December 31, 2000, 2001, and 2002, OSEI distributed $151.3 million, $96.2 million, and $94.3 million in product and services for OSE and affiliates and sold such products and services to its customers for $158.9 million, $100.8 million, and $89.5 million, respectively. Accordingly, OSEI recorded revenue of $7.6 million, $4.6 million, and $4.8 million in 2000, 2001, and 2002, respectively. Under the distribution agreement, OSEI is required to remit amounts collected from customers, less its commission, to OSE. Pursuant to the preliminary understanding between the Company and the banks, however, payments from customers are to be remitted directly to the lender. As of December 31, 2002, accounts receivable included approximately $11.3 million, that when collected, is due to OSE and OSEP pursuant to the distribution agreement. While OSEI is responsible for the collection of accounts receivable from its customers, it has obtained certain guarantees from OSE, which reduce OSEI’s exposure to credit risk. OSEI normally makes payments to OSE for purchases after OSEI has collected the related accounts receivable from its customer.

Sublease With Affiliate

The Company’s sublease with an affiliate company was cancelled as of May 2002 as outlined in Note 4. Income from the sublease totaled $250,000 in 2002.

NOTE 13—RESTATEMENT

In 2002, the Company began to investigate data that suggested that the underlying information supporting its fixed assets did not reconcile to amounts recorded on the Company’s financial statements. The Company completed the investigation and determined that depreciation expense for the year ended December 31, 2001 was under-stated by $1,222,000; and the net book value of property and equipment was overstated by a like amount. As a result, the Company restated its fiscal year 2001 financial statements and the 2002 and 2001 unaudited quarterly financial statements.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited Quarterly Consolidated Statement of Operations (In thousands, except per share data)

	Quarter Ended March 31, 2002			Quarter Ended June 30, 2002
	As Reported	Restated	Difference	As Reported	Restated	Difference
Revenue	$2,488	$2,488	$0	$2,679	$2,679	$0
Cost of revenue	2,807	2,516	(291)	2,749	2,691	(58)

Gross profit	(319)	(28)	291	(70)	(12)	58

Operating expenses:
Selling, general and administrative	1,311	1,311	0	1,182	1,182	0
Research and development	389	389	0	301	301	0

Total operating expenses	1,700	1,700	0	1,483	1,483	0

Operating loss	(2,019)	(1,728)	291	(1,553)	(1,495)	58

Interest and other income	17	17	0	68	68	0
Interest expense	(149)	(149)	0	(215)	(215)	0

Net loss before taxes and cumulative effect of change in accounting principle	(2,151)	(1,860)	291	(1,700)	(1,642)	58
Provision for tax				(10)	(10)

Net loss before cumulative effect of change in accounting principle	(2,151)	(1,860)	291	(1,710)	(1,652)	58
Cumulative effect of change in accounting principle	(1,400)	(1,400)	0	(1,400)	0	1,400

Net loss	(3,551)	(3,260)	291	(3,110)	(1,652)	1,458
Preferred dividend	222	222	0	222	222	0

Net loss applicable to common stockholders	$(3,773)	$(3,482)	$291	$(3,332)	$(1,874)	$1,458

Per share data:
Net loss per share applicable to common stockholders before cumulative effect of a change in accounting principle
Basic and diluted	$(0.03)	$(0.03)		$(0.02)	$(0.02)
Cumulative effect of a change in accounting principle	$(0.02)	$(0.02)		$(0.02)	$0.00

Net loss applicable to common stockholders—basic and diluted	$(0.05)	$(0.05)		$(0.04)	$(0.02)
Number of shares used to compute per share data
Basic and diluted	80,662	80,662		82,280	82,280

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended September 29, 2002			Quarter ended December 31, 2002
	As Reported	Restated	Difference	As Reported
Revenue	$2,791	$2,791	$0	$2,368
Cost of revenue	2,985	2,752	(233)	2,713

Gross profit	(194)	39	233	(345)
Operating expenses:
Selling, general and administrative	1,278	1,278	0	1,087
Research and development	277	277	0	260

Total operating expenses	1,555	1,555	0	1,347

Operating loss	(1,749)	(1,516)	233	(1,692)

Interest and other income	67	67	0	(131)
Interest expense	(218)	(218)	0	(131)

Net loss before taxes and cumulative effect of change in accounting principle	(1,900)	(1,667)	233	(1,954)
Provision for tax	(28)	(28)		28

Net loss before cumulative effect of change in accounting principle	(1,928)	(1,695)	233	(1,926)
Cumulative effect of change in accounting principle	0	0	0	0

Net loss	(1,928)	(1,695)	233	(1,926)
Preferred dividend	439	439	0	263

Net loss applicable to common stockholders	$(2,367)	$(2,134)	$233	$(2,189)

Per share data:
Net loss per share applicable to common stockholders before cumulative effect of a change in accounting principle
Basic and diluted	$(0.03)	$(0.03)		$(0.04)
Cumulative effect of a change in accounting principle	$0.00	$0.00		$0.00

Net loss applicable to common stockholders—basic and diluted	$(0.03)	$(0.03)		$(0.04)
Number of shares used to compute per share data
Basic and diluted	73,010	73,010		56,416

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended April 1, 2001			Quarter Ended July 1, 2001
	As Reported	Restated	Difference	As Reported	Restated	Difference
Revenue	$3,614	$3,614	$0	$3,152	$3,152	$0
Cost of revenue	3,493	3,647	154	3,532	3,760	228

Gross profit	121	(33)	(154)	(380)	(608)	(228)

Operating expenses:
Selling, general and administrative	1,225	1,225	0	1,298	1,298	0
Research and development	395	395	0	291	291	0

Total operating expenses	1,620	1,620	0	1,589	1,589	0

Operating loss	(1,499)	(1,653)	(154)	(1,969)	(2,197)	(228)

Interest and other income	26	26	0	122	122	0
Interest expense	(543)	(543)	0	(307)	(307)	0

Net loss	(2,016)	(2,170)	(154)	(2,154)	(2,382)	(228)

Preferred dividend	223	223	0	221	221	0
			0			0

Net loss applicable to common stockholders	$(2,239)	$(2,393)	$(154)	$(2,375)	$(2,603)	$(228)

Per share data:
Net loss per share
Basic and diluted	$(0.04)	$(0.04)		$(0.04)	$(0.04)

Number of shares used to compute per share data
Basic and diluted	59,330	59,330		59,452	59,452

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended September 30, 2001			Quarter Ended December 31, 2001
	As Reported	Restated	Difference	As Reported	Restated	Difference
Revenue	$2,670	$2,670	$0	$2,329	$2,329	$0
Cost of revenue	3,247	3,594	347	2,455	2,949	494

Gross profit	(577)	(924)	(347)	(126)	(620)	(494)

Operating expenses:
Selling, general and administrative	1,240	1,240	0	1,456	1,456	0
Research and development	264	264	0	335	335	0

Total operating expenses	1,504	1,504	0	1,791	1,791	0

Operating loss	(2,081)	(2,428)	(347)	(1,917)	(2,411)	(494)

Interest and other income	58	58	0	8	8	0
Interest expense	(225)	(225)	0	(197)	(197)	0
Tax benefit	0	0	0	(426)	(426)

Net loss	(2,248)	(2,595)	(347)	(1,680)	(2,174)	(494)

Preferred dividend	224	224	0	222	222	0
			0			0

Net loss applicable to common stockholders	$(2,472)	$(2,819)	$(347)	$(1,902)	$(2,396)	$(494)

Per share data:
Net loss per share
Basic and diluted	$(0.04)	$(0.05)		$(0.03)	$(0.04)

Number of shares used to compute per share data
Basic and diluted	59,452	59,452		60,865	60,865

Item 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for its 2003 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 10.    Directors and Executive Officers of the Registrant

(a)	Executive Officers—See the section entitled “Executive Officers” in Part I, Item 1 hereof.

(b)	Directors—The information required by this Item is incorporated by reference to the section entitled “Election of Directors” in the Proxy Statement.

The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference to the sections entitled “Compensation of Executive Officers” and “Compensation of Directors” in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the sections entitled “Principal Share Ownership” and “Security Ownership of Management” in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section entitled “Certain Transactions” in the Proxy Statement.

Item 14.    Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following financial statements are filed as a part of this report:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2001 and 2002

Consolidated Statements of Operations for the Years Ended December 31, 2000, 2001 and 2002

Consolidated Statement of Stockholders’ Deficit for the Years Ended December 31, 2000, 2001 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002

Notes to Consolidated Financial Statements

(a)(2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) See the List of Exhibits which follows the signature pages of this report, which is incorporated here by reference.

(b)	No reports on Form 8-K were filed during the fourth quarter of the period covered by this report.

(c)	The Exhibits set forth on the Exhibit List are filed and incorporated here by reference.

(d)	See Item 15(a)(2) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on March 27, 2003.

OSE USA, Inc.

By:	/s/ EDMOND TSENG
Edmond Tseng Chairman, President, Chief Executive Officer and Director

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

In accordance with the Exchange Act, this report has been signed below on March 27, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ EDMOND TSENG Edmond Tseng	Chairman, President, Chief Executive Officer, and Director (Principal Executive Officer and Principal Financial Officer)

/s/ ELTON LI Elton Li	Chief Accounting Officer (Principal Accounting Officer)

/s/ DONALD W. BROOKS Donald W. Brooks	Director

/s/ DONALD W. BROOKS Donald W. Brooks	Director

/s/ EDWARD S. DUH Edward S. Duh	Director

/s/ CALVIN LEE Calvin Lee	Director

/s/ PATRICK VERDERICO Patrick Verderico	Director

1.    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Edmond Tseng, certify that:

1.	I have reviewed this annual report on Form 10-K of OSE, USA, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    March 27, 2002

/s/ EDMOND TSENG
Edmond Tseng President and Chief Executive Officer and Chief Financial Officer

CERTIFICATION OF CHIEF ACCOUNTING OFFICER

I, Elton Li, certify that:

1.	I have reviewed this annual report on Form 10-K of OSE USA, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 27, 2003

/s/ ELTON LI
Elton Li Corporate Controller and Chief Accounting Officer

LIST OF EXHIBITS

Exhibit No.		Description of Document

3.1		Certificate of Incorporation as amended(1)

3.2		Certificate of Designation of Series A Convertible Preferred Stock(2)

3.3		Certificate of Designation of Series B Convertible Preferred St(3)

3.4		Bylaws, as amended(1)

10.1	*	Form of Indemnification Agreement(4)

10.2	*	1993 Stock Option Plan, as amended(5)

10.3	*	Employee Stock Purchase Plan, as amended(5)

10.4	*	1997 Nonstatutory Stock Option Plan(6)

10.5	*	1999 Director Option Plan(5)

10.6		Registration Rights Agreement, as amended(4)

10.7		1993 Warrant to Purchase 100,000 Shares of Series A Preferred Stock issued to MMC/GATX Partnership No. 1, as amended(4)(7)(8)

10.8		1993 Warrant to Purchase 12,800 Shares of Series A Preferred Stock, issued to MMC/GATX Partnership No. 1, as amended(4)(7)(8)

10.9		1993 Warrant to Purchase 100,000 Shares of Series A Preferred Stock, issued to Phoenix Leasing(4)

10.10		1994 Warrant to Purchase 216,000 Shares of Series A Preferred Stock, issued to Comdisco(4)

10.11		1995 Warrant to Purchase 97,826 Shares of Series A Preferred Stock, issued to The CIT Group/Equipment Financing(4)

10.12		1996 Warrant to Purchase 28,750 Shares of Series A Preferred Stock, issued to Comdisco(4)

10.13		1997 Warrant to Purchase 72,917 Shares of Common Stock, issued to MMC/GATX Partnership No. 1, as amended(6)(8)

10.14		Amended and Restated 1998 Warrant to Purchase 171,428 Shares of Common Stock, issued to Transamerica Business Credit Corporation(8)

10.15		No. 2 Stock Subscription Warrant (1999) to Purchase 500,000 Shares of Common Stock, issued to TBCC Funding Trust I(8)

10.16		1999 Warrant to Purchase 1,000,000 Shares of Common Stock, issued to MMC/GATX Partnership No. 1(8)

10.17		Lease Agreement dated November 1, 1997, between the Company and Jaswinder S. Saini and Surinder K. Saini(7)

10.18		Purchase and Sale Agreement dated November 20, 1997, between the Company and Lincoln Property Company N.C.(9)

10.19		Lease Agreement dated January 20, 1997, between the Company and Lincoln Property Company N.C.(9)

10.20		Exclusive Sales Distributor Agreement between OSEI and OSE (October 29, 1999)(10)

10.21		Amended and Restated Loan and Security Agreement (December 1, 2000) between the Company and Bank SinoPac, Los Angeles Branch, and Far East National Bank(2)

10.22		Amendment to Amended and Restated Loan and Security Agreement (February 15, 2001)

10.23		Amendment to Amended and Restated Loan and Security Agreement (August 15, 2001)

Exhibit No.	Description of Document

10.24	Feb. 2002 Extension of Loan and Security Agreement

10.25	Aug. 2002 Extension of Loan and Security Agreement

23.1	Consent of Grant Thornton LLP, Independent Accountants.

24	Power of Attorney (see signature page)

99.1	Certification of Report (Section 906 of Sarbanes-Oxley Act)

(1)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed Nov. 13, 2002

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed May 7, 1999

(4)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 333-326-LA), as amended, filed January 17, 1996

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-88341) filed Oct. 1, 1999

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-49365) filed April 3, 1998.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed Nov. 3, 1997

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K, for the year ended December 31, 1999

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed January 30, 1998

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed November 15, 1999