Form 10-Q
period 2003-03-30
OSE USA INC
filed 2003-05-14
CIK 924101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

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

Number of shares of common stock outstanding as of April 10, 2003: 56,725,808. As of April 10, 2003 the Company also had 3,000,000 shares of Series A Convertible Preferred Stock and 3,023,225 shares of Series B Convertible Preferred Stock, outstanding, which are convertible at any time by the holder into 41,246,312 shares and 41,565,626 shares, respectively, of common stock.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OSE USA, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	December 31, 2002	March 30, 2003
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,480	$1,771
Cash—restricted	—	2,680
Accounts receivable, net of allowance for doubtful accounts of $89 and $94, respectively	12,395	9,709
Inventory	657	332
Prepaid expense and other current assets	251	275

Total current assets	14,783	14,767
Property and equipment, net	2,267	1,927
Intangible assets, net of accumulated amortization of $1,933 and $2,022, respectively	2,442	2,353
Other assets	7	8

Total assets	$19,499	$19,055

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Bank debt	$9,978	$9,978
Accounts payable	360	204
Accounts payable—related parties	30,440	32,233
Accrued dividends and interest on unpaid dividends	2,755	3,027
Accrued expenses and other liabilities	1,606	1,467

Total current liabilities	45,139	46,909
Deferred gain on sale of facilities	699	664

Total liabilities	45,838	47,573

Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; 6,023,225 (Series A: 3,000,000 shares, Series B: 3,023,225 shares) issued and outstanding; liquidation preference: Series A: $1.70 per share, Series B: $1.98 per share	11,100	11,100

Stockholders’ deficit:
Common stock, $.001 par value; 300,000,000 shares authorized; 56,416,212 (2002) and 56,725,808 (2003) shares issued and outstanding	56	56
Additional paid-in capital	54,456	54,458
Accumulated deficit	(91,951)	(94,132)

Total stockholders’ deficit	(37,439)	(39,618)

Total liabilities and stockholders’ deficit	$19,499	$19,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSE USA, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2002	March 30, 2003
	(restated, see Note 12)
Revenues	$2,488	$2,025
Cost of revenues	2,516	2,685

Gross (loss)	(28)	(660)

Operating expenses
Selling, general & administrative	1,311	1,238
Research & development	389	231

Total operating expenses	1,700	1,469

Operating loss	(1,728)	(2,129)
Interest and other income	17	341
Interest expense	(149)	(119)

Loss before income taxes, and cumulative effect of a change in accounting principle	(1,860)	(1,907)
Tax expense	—	2
Cumulative effect of change in accounting principle	(1,400)	—

Net loss	(3,260)	(1,909)
Preferred stock dividend	222	272

Net loss applicable to common stockholders	$(3,482)	$(2,181)

Per share data:
Net loss per share applicable to common stockholders before cumulative effect in accounting change
Basic and diluted	$(0.03)	$(0.04)
Cumulative effect of change in accounting principle
Basic and diluted	(0.02)	—

Net loss applicable to common stockholders
Basic and diluted	$(0.05)	$(0.04)

Number of shares used to compute per share data
Basic and diluted	80,662	56,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSE USA, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For Three Months Ended
	March 31, 2002	March 30, 2003
	(restated, see Note 12)
Cash flows provided by operating activities
Net loss	$(3,260)	$(1,909)
Adjustments:
Depreciation and amortization	588	422
Cumulative effect of a change in accounting principle	1,400	—
Gain on sale of facilities, net	(34)	(35)
Gain on sale of equipment	—	(322)
Changes in assets and liabilities:
Accounts receivable	1,248	2,686
Inventories	191	325
Other assets and prepaid expense	(33)	(25)
Accounts payable and accounts payable—related party	929	1,637
Accrued liabilities	(324)	(139)

Net cash provided by operating activities	705	2,640

Cash flows from investing activities
Cash restricted for debt obligation	—	(2,680)
Capital expenditures	(9)	—
Proceeds from sale of equipment	—	329

Net cash used in investing activities	(9)	(2,351)

Cash flows from financing activities
Payments on bank debt	(1,144)	—
Proceeds from issuance of common stock, net	—	2

Net cash provided by (used in) financing activities	(1,144)	2

Net increase (decrease) in cash and cash equivalents	(448)	291
Cash and cash equivalents at beginning of period	1,844	1,480

Cash and cash equivalents at end of period	$1,396	$1,771

Supplemental disclosure of cash flow information
Cash paid for interest	$149	$119
Common stock issued for preferred dividends	444	—

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

Within manufacturing, the Company assembles and packages integrated circuits from wafers consigned by its customers. The Company’s focus is on quad flat packages (“QFPs”), thin quad flat packages (“TQFPs”), ball grid array packages (“BGAs”), Flip Chips, and chip scale packaging (“CSPs”), which are used in complex integrated circuits with high pin-counts in the personal computer and telecommunications industries. The Company also provides advanced design and assembly services to satisfy its customers’ requirements. On April 21, 2003, the Company announced the planned shut down of its US manufacturing segment on or before June 30, 2003. The Company plans to sell the entire manufacturing segment to a third party or liquidate the assets through an auction house and use the net proceeds to pay down or reduce the liabilities of the segment. Any excess proceeds or remaining liabilities will remain with the Company.

Within distribution, the Company is the exclusive North American sales and marketing organization for Orient Semiconductor Electronics, Ltd. (“OSE”) of Taiwan, a public Taiwanese company and the Company’s controlling stockholder. The Company is also the exclusive North American sales and marketing organization for an affiliated company, Orient Semiconductor Electronics Philippines, Inc. (“OSEP”). Distribution revenues are derived exclusively from fees received on the sales of OSE and OSEP semiconductor assembly and test services to customers headquartered in North America, in accordance with a distribution agreement.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not have the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three-month periods ended March 30, 2003 and March 31, 2002 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 2003.

The Company has experienced fluctuating levels of demand and ongoing net operating losses and has a negative stockholders’ equity of $39.6 million as of March 30, 2003. Furthermore, the Company had a line of credit in the amount of $15 million, which expired on February 15, 2003. The line of credit is currently operating under a letter of understanding dated March 28, 2003. Pursuant to the letter of understanding, payments from customers will continue to be remitted directly to the lender and the Company will provide a borrowing base calculation to the banks on a weekly basis. The Company is allowed to use the extra portion of the cash if total cash plus the borrowing base exceeds the outstanding loan balance from the collection of its accounts receivable. The Company is required to pay off the outstanding balance by September 28, 2003. The line of credit is currently guaranteed by OSE. As a result of these circumstances, the Company’s independent accountants’ opinion on the Company’s December 31, 2002 consolidated financial statements included an explanatory paragraph to indicate that these matters raise substantial doubt about this Company’s ability to continue as a going concern.

NOTE 2.    NEW ACCOUNTING STANDARDS:

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This Statement amends SFAS No. 123, “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Standard are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

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

	Three months ended March 31, 2002	Three months ended March 30, 2003
Risk free interest rate for stock option	4.11%	2.49%
Risk free interest rate for stock purchase right	1.83%	1.19%
Expected dividend yield	0%	0%
Expected volatility	234%	87%
Expected life for stock option (years)	4	4
Weighted average fair value of options granted during the period	$0.02	$0.01

If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net loss and net loss per share, basic and diluted, would have been as follows (in thousands, except per share amounts):

	Three months ended March 31, 2002	Three months ended March 30, 2003
Net loss applicable to common stockholders, as reported-,	$(3,482)	$(2,181)
Stock based compensation expense, pro forma	(51)	(23)

Net loss applicable to common stockholders, pro forma	$(3,533)	$(2,204)
Net loss applicable to common stockholders, per share as reported—
Basic and diluted	$(0.05)	$(0.04)
Net loss applicable to common stockholders, per share, pro forma—
Basic and diluted	$(0.05)	$(0.04)

NOTE 3.    INVENTORY:

Inventory, which primarily consists of raw material supplies such as gold wire, lead frames and mold compound, is stated at the lower of cost, determined by first-in, first-out basis, or market. The Company holds product on consignment from its customers while services are being performed. On April 21, 2003, the Company announced the planned shut down of its US manufacturing segment on or before June 30, 2003. The Company plans to sell the entire manufacturing segment to a third party or sell the assets through an auction house. The Company performed an analysis on its inventory and determined that a $344,000 charge to operations was necessary to reduce the carrying value to the inventory’s estimated net realizable value, less costs to sell.

	December 31, 2002	March 30, 2003
		(Unaudited)
	(in thousands)
Inventory
Raw materials	$1,506	$1,520
Work in process	43	48

Subtotal	$1,549	$1,568
Allowance for obsolescence	(892)	(1,236)

Total	$657	$332

NOTE 4.    LONG-LIVED ASSETS IMPAIRMENT:

On April 21, 2003, the Company announced the planned shut down of its US manufacturing segment on or before June 30, 2003. The Company plans to sell the entire manufacturing segment to a third party or liquidate the assets through an auction house. The Company performed an analysis on its long-lived assets as required by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” assuming that the assets would be held and used in the operations of the Company. The results from the analysis indicated no impairment to the long-lived assets as of March 30, 2003.

NOTE 5.    ACCOUNTS RECEIVABLE:

The majority of the Company’s accounts receivable are due from semiconductor companies. Credit is extended based on evaluation of the customers’ financial condition and, generally, collateral is not required. A majority of accounts receivable are due within 30 days and are stated net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

	December 31, 2002	March 30, 2003 (Unaudited)
	(in thousands)
Trade receivables	$12,484	$9,803
Less allowance for doubtful receivables	(89)	(94)

Net receivables	$12,395	$9,709

Changes in the Company’s allowance for doubtful accounts are as follows:

	December 31, 2002	March 30, 2003 (Unaudited)
	(in thousands)
Beginning balance	$307	$89
Bad debt expense (reversal)	(192)	5
Accounts written-off	(26)	—
Recoveries	—	—

Ending balance	$89	$94

NOTE 6.    INCOME TAXES:

A provision for income taxes was recorded for the three-month period ended March 30, 2003. Even though the Company expects to operate at a loss for the year, a state income tax liability has been accrued on tax criteria set by the state of Massachusetts. The Company believes the realization of its deferred tax asset is unlikely and accordingly has recorded an offsetting valuation allowance.

NOTE 7.    NET LOSS PER SHARE:

Net loss per basic and diluted share for the three month periods ended March 31, 2002 and March 30, 2003 was computed using the weighted average number of common shares outstanding during the periods but excluded the dilutive potential common shares from assumed conversions because of their anti-dilutive effect. Dilutive potential common shares include conversion of preferred shares (Note 9), and outstanding stock options and warrants (using the treasury stock method). At March 30, 2003, there were options and warrants to purchase an aggregate of 10,750,345 shares of Common Stock. At March 31, 2002, there were options and warrants to purchase an aggregate of 11,048,565 shares of Common Stock.

NOTE 8.    BANK DEBT:

The Company had a line of credit in the amount of $15 million, which expired on February 15, 2003. The Company is required to pay off the outstanding balance by September 28, 2003. Borrowings under this line of credit accrue interest at the banks’ prime rate plus 0.50% and are collateralized by the assets of the Company and are guaranteed by OSE.

At March 30, 2003, the Company had borrowings of approximately $10.0 million, which exceeded the Company’s borrowing base of $7.3 million. The shortfall of $2.7 million was covered by the restricted cash balance the Company had with the bank (defined as restricted cash on balance sheet as of March 30, 2003). The Company subsequently paid down the loan by $2.4 million on April 25, 2003. As result, the borrowing was reduced to $7.6 million.

NOTE 9.    CONVERTIBLE PREFERRED STOCK:

As of March 30, 2003, the Company had 3,000,000 shares of Series A convertible preferred stock, and 3,023,225 shares of Series B convertible preferred stock outstanding. Each share of Series A and Series B Preferred is convertible into 13.7487705 shares of the Company’s common stock at the option of the holders.

The holders of shares of Series A Preferred and Series B Preferred are entitled to dividends at the rate of $0.136 and $0.159, respectively, per annum per share, payable semi-annually on January 1 and July 1 each year. The dividends on Series A and Series B Preferred are payable in cash, shares of common stock or any combination of cash and shares of Common Stock, at the option of the holders of Series A and Series B Preferred. The holders of the Series A Preferred and Series B Preferred are entitled to the payment of $1.70 and $1.98 per share, respectively, in the event of any liquidation, dissolution, or winding up of the Company, including any consolidation, merger or other reorganization whereby the existing shareholders of the Company own less than 50% of the Company’s voting power subsequent to the transaction.

On August 9, 2002, the Company executed an agreement pursuant to which it rescinded its previous distribution of common shares issued from July 1999 through January 2002 to its majority shareholder, OSE, in settlement of a preferred dividend obligation of $1.6 million. Under the terms of the agreement, OSE returned to the Company certificates representing 26,344,391 shares of the Company’s common stock. In accordance with the terms and conditions of the Certificate of Designation for the Company’s Series A and Series B Preferred Stock, the Company agreed to accrue interest on the unpaid preferred dividends. The decision to rescind the previous payment of dividends was made after the Company was advised by its counsel (and also by special counsel engaged for this purpose) that the Company’s surplus and earnings may have been insufficient to support the payment of the dividends under the law of Delaware, the Company’s state of incorporation. Dividends and interest on unpaid dividends of approximately $2.76 million and $3.03 million are included in accrued liabilities as of December 31, 2002 and March 30, 2003, respectively.

NOTE 10.    SEGMENTS

The Company has two segments, manufacturing and distribution. Manufacturing comprises the semiconductor packaging services of packages designed for assembly using Surface Mount Technology (“SMT”), in which leads on integrated circuits are soldered to the surface of the printed circuit board. Within the SMT market, the Company focuses on high pin-count packages, such as quad flat packages

(“QFPs”) and thin quad flat packages (“TQFPs”). Distribution comprises the North American sales, marketing and technical support organization for OSE and OSEP. Commissions are earned from the sales for the semiconductor assembly and test services of OSE and OSEP. Customers for both segments are mainly US headquartered manufacturers of high-tech products such as video components, chip sets, graphics chips and logic components.

On April 21, 2003, the Company announced the planned shut down of its US manufacturing segment on or before June 30, 2003. Please see Note 11 for details.

(In thousands)	Manufacturing	Distribution	Eliminations	Total
Three Months Ended March 30, 2003:
Revenues	$1,255	$770	$—	$2,025
Interest income	—	327	(319)	8
Interest expense	(438)	—	319	(119)
Depreciation and amortization	329	93	—	422
Net income (loss)	(2,169)	260	—	(1,909)
Accounts receivable, net	692	9,017	—	9,709
Total assets	8,163	15,600	(4,708)	19,055

(In thousands)	Manufacturing	Distribution	Eliminations	Total
Three Months Ended March 31, 2002:
Revenues	$1,459	$1,029	$—	$2,488
Interest income	—	457	(452)	5
Interest expense	(601)	—	452	(149)
Depreciation and amortization *	494	94	—	588
Cumulative effect of change in accounting principle	—	(1,400)	—	(1,400)
Net income (loss) *	(2,600)	(660)	—	(3,260)
Accounts receivable, net	1,223	13,516	—	14,739
Total assets	11,904	17,351	(4,708)	24,547
Expenditures for additions to long-lived assets	9	—	—	9

*	Restated for manufacturing segment, see Note 12

NOTE 11.    SUBSEQUENT EVENT:

The Company’s manufacturing segment has posted significant net losses since 1997 and especially during the recent years of general decline in the technology sector. The Company has suffered substantial net loss as a result of reduced revenue and underutilized manufacturing capacity. Therefore, on April 21, 2003, the Company announced the planned shut down of its US manufacturing segment on or before June 30, 2003. The Company plans to sell the entire manufacturing segment to a third party or liquidate the assets through an auction house and use the net proceeds to pay down or reduce the liabilities of the segment. Any excess proceeds or remaining liabilities will remain with the distribution segment.

NOTE 12.    RESTATEMENT

In 2002, the Company began to investigate data that suggested that the underlying information supporting its fixed assets did not reconcile to amounts recorded on the Company’s financial statements. The Company completed the investigation and determined that depreciation expense for the year ended December 31, 2001 was understated by $1,222,000; and the net book value of property and equipment was overstated by a like amount. As a result, the Company restated its fiscal year 2001 financial statements and the 2002 and 2001 unaudited quarterly financial statements.

Unaudited Quarterly Consolidated Statement of Operations (In thousands, except per share data)

	Quarter Ended March 31, 2002
	As Reported	Restated	Difference
Revenue	$2,488	$2,488	$0
Cost of revenue	2,807	2,516	(291)

Gross profit	(319)	(28)	291
Operating expenses:
Selling, general and administrative	1,311	1,311	0
Research and development	389	389	0

Total operating expenses	1,700	1,700	0

Operating loss	(2,019)	(1,728)	291
Interest and other income	17	17	0
Interest expense	(149)	(149)	0

Net loss before cumulative effect of change in accounting principle	(2,151)	(1,860)	291
Cumulative effect of change in accounting principle	(1,400)	(1,400)	0

Net loss	(3,551)	(3,260)	291
Preferred dividend	222	222	0

Net loss applicable to common stockholders	$(3,773)	$(3,482)	$291

Per share data:
Net loss per share applicable to common stockholders before cumulative effect of a change in accounting principle
Basic and diluted	$(0.03)	$(0.03)
Cumulative effect of a change in accounting principle	$(0.02)	$(0.02)

Net loss applicable to common stockholders—basic and diluted	$(0.05)	$(0.05)
Number of shares used to compute per share data
Basic and diluted	80,662	80,662

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

As a result of a reduction in orders from the Company’s customers, the Company has had significant excess production capacity since the first quarter of 1997. The reduction in revenue and underutilization of capacity and the resulting under-absorption of fixed costs resulted in operating losses that continued through the first quarter of 2003. As a result of these and other related circumstances, the Company’s independent accountants’ opinion on the Company’s December 31, 2002 financial statements included an explanatory paragraph indicating that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

OSE, Inc. (“OSEI”) serves as the exclusive North American distributor for OSE, a public Taiwanese company and the Company’s principal stockholder. OSEI also serves as the exclusive North American distributor for the affiliated company OSE Philippines (“OSEP”). OSEI derives its revenues exclusively from fees received on the sales of OSE’s and OSEP’s semiconductor assembly and test services to customers headquartered in North America.

The Company’s business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and currently, is subject to a significant economic downturn characterized by reduced product demand, rapid erosion of average selling prices and excess production capacity. In addition, rapid technological change, evolving industry standards, intense competition and fluctuations in end-user demand characterize the markets for integrated circuits. Since the Company’s business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any future downturn in the semiconductor industry is expected to have an adverse effect on the Company’s business, financial condition and results of operations. These general industry conditions continue to affect the Company’s business for the three months ended March 30, 2003. Furthermore, since the Company’s expense levels are based in part on anticipated future revenue levels, if revenue were to fall below anticipated levels, the Company’s operating results would be materially adversely affected.

For the three months ended March 30, 2003 compared with the preceding quarter, the manufacturing segment of the Company has experienced a decrease in the average selling price for its services and an increase in production volume. However, average selling price for the three months ended March 30, 2003 was 8% higher than the average selling price for fiscal year 2002. Both the distribution and manufacturing segments are subject to intense competitive conditions. A decline in average selling prices of the Company’s services, if not offset by reductions in the cost of performing those services, would further decrease the Company’s gross margins and materially and adversely affect the Company’s business, financial condition and results of operations. .

Manufacturing Segment Closure

On April 21, 2003, the Company announced its planned closure of the manufacturing segment by the end of June 2003. The Company expects that revenues and costs related to the manufacturing activities will be greatly reduced if not eliminated Approximately one hundred employees in total will be affected by the closure.

During the interim period, the Company will continue to fulfill final customer orders and complete work in progress. After, the Company intends to liquidate its assets and close down the facility. The business activities of the distribution segment conducted under the Company’s subsidiary company OSEI will continue.

On May 6, 2003, the Company filed an 8-K report with pro forma financial statements announcing the intended action and its expected impact on the Company’s financial condition and results of operations. Please see filing for details.

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

Revenues decreased 20% to $2.0 million for the three-month period ended March 30, 2003 from $2.5 million for the three-month period ended March 31, 2002.

Revenues for the three month period ended March 30, 2003 for the manufacturing segment were $1.2 million compared with $1.5 million for the comparable period in the prior fiscal year. The decrease in revenues for the manufacturing segment are primarily due to decreased orders from customers as a result of the general slowdown in the semiconductor industry.

Revenues for the three month period ended March 30, 2003 for the distribution segment were $0.8 million compared with $1.0 million for the comparable period in the prior fiscal year as a result of the general slowdown in the semiconductor industry.

Gross Profit (Loss)

Cost of revenues includes materials, labor, depreciation and overhead costs associated with semiconductor packaging. Gross loss for the three-month period ended March 30, 2003 was $0.7 million compared with a gross loss of $28,000 for the comparable period in the prior fiscal year. Gross loss as a percentage of revenues was 33% for the three-month period ended March 30, 2003, compared to gross loss as a percentage of revenues of 1% for the comparable periods in the prior fiscal year. This increase in gross loss for the three-month period ended March 30, 2003 was primarily the result of lower revenue for the manufacturing segment of $0.3 million and a $0.4 million additional inventory reserve recorded in the three-month period ended March 30, 2003.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal, and accounting costs. Selling, general and administrative expenses decreased 8% to $1.2 million for the three-month period ended March 30, 2003 compared with $1.3 million for the three-month period ended March 31, 2002.

As a percentage of revenues, selling, general and administrative expenses increased from 53% for the three-month periods ended March 31, 2002, to 61% for the three-month period ended March 30, 2003. The increase was due to the lower revenue in 2003.

Research and Development

Research and development expenses consist primarily of the costs associated with research and development personnel, the cost of related materials and services, and the depreciation of development equipment. Research and development expenses decreased by 41% to $231,000 for the three-month period ended March 30, 2003 from $389,000 over the comparable period in 2002. This decrease is primarily due to decrease in payroll expense and other development spending.

As a percentage of revenues, research and development expenses decreased from 16% for the three-month period ended March 31, 2002, to 11% for the three-month period ended March 30, 2003. This percentage decrease was primarily due to lower spending in 2003.

Interest and Other Income

Interest income is primarily comprised of interest earnings from investments in cash equivalents. Interest and other income increased from $17,000 for the three-month period ended March 31, 2002 to $341,000 for the three-month period ended March 30, 2003. The increase was generated from $322,000 disposal gain from equipment sales during the quarter.

Interest Expense

Interest expense consists of interest payable on bank debt. Interest expense was $149,000 for the three-month period ending March 31, 2002 and $119,000 for the three-month period ended March 30, 2003. The decrease in interest expense was due to a reduction in bank debt and interest rates.

Provision for Income Taxes

The Company record $2,000 provision for income tax for the three-month period ended March 30, 2003 for Massachusetts state income tax.

Liquidity and Capital Resources

During the three month period ended March 30, 2003, the Company’s net cash provided by operations was $2.6 million. Net cash provided by operations was comprised primarily of a net loss of $1.9 million, offset by $0.4 million of non-cash charges for depreciation and amortization, a $0.3 million gain on equipment disposal, a $0.1 million gain on sale of facility, and a $4.5 million net increase in working capital items. The net increase in working capital items primarily reflected a $2.7 million decrease in accounts receivable, a $0.3 decrease in inventory, a $1.6 million increase in accounts payable, and a $0.1 million decrease in accrued liabilities. At March 30, 2003, the Company had cash and cash equivalents of $1.8 million.

In the three-month period ended March 30, 2003, cash provided by investing activities included $329,000 from equipment sale. Most of the Company’s production equipment has historically been funded either through capital leases or term loans secured by production equipment; however, future expenditures are expected to be funded out of internal cash flow. During the quarter, the Company had $2.7 million of cash restricted resulting from the borrowing base shortfall.

The Company had a line of credit in the amount of $15 million, which expired on February 15, 2003. The line of credit is currently operating under a letter of understanding dated March 28, 2003. Pursuant to the letter of understanding, payments from customers will continue to be remitted directly to the lender and the Company will provide borrowing base calculation to the banks on a weekly basis. The Company is allowed to use the extra portion of the cash if total cash plus the borrowing base exceeds the outstanding loan balance from the collection of its accounts receivable. The Company is required to pay off the outstanding balance by September 28, 2003. Over advances under this agreement are immediately payable to the lender. Borrowings under this line of credit accrue interest at the banks’ prime rate plus 0.50% and are collateralized by the assets of the Company and are guaranteed by OSE.

Without the line of credit, the Company will require continued financial support from OSE to fulfill operating cash requirements. If OSE does not provide the Company with required cash, the Company will not be able to continue its operations.

On March 30, 2003, the outstanding loan balance was $10.0 million, which exceeded the Company’s borrowing base of $7.3 million. The shortfall of $2.7 million was covered by a restricted cash balance the Company had with the bank. The Company subsequently paid down the loan by $2.4 million on April 25, 2003. As result, the outstanding obligation was reduced to $7.6 million.

On April 21, 2003, the Company announced the planned shut down of its US manufacturing segment on or before June 30, 2003. The Company plans to sell the entire manufacturing segment to a third party or liquidate the assets through an auction house and use the net proceeds to pay down or reduce the liabilities of the segment. Any excess proceeds or remaining liabilities will remain with the distribution segment. The manufacturing segment has been operating at a loss since 1997; the Company expects that the discontinuance of the manufacturing segment should decrease the Company’s loss and cash requirement from OSE.

Risk Factors

Some of the following detailed risks pertain solely or partially to the manufacturing segment of the Company’s business, and it is expected that such risks will decrease in significance after the Company’s manufacturing operations are closed down.

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

Risk of no long-term contracts with suppliers

The Company purchases all of its materials on a purchase order basis and has no long-term contracts with any of its suppliers. There can be no assurance that the Company will be able to obtain sufficient quantities of raw materials and other supplies. The Company’s business, financial condition and results of operations could be materially adversely affected if it were unable to obtain sufficient quantities of raw materials and other supplies in a timely manner or if there were significant increases in the costs of raw materials that the Company could not pass on to its customers

Risk related to high fluctuation in the semiconductor industry

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

On April 21, 2003, the Company announced the planned shut down of its US manufacturing segment on or before June 30, 2003. As a result, the Company will not be competing with other US manufacturers in the North American semiconductor packaging market.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

With respect to our interest-bearing liabilities, approximately $10 million representing our line of credit outstanding at March 30, 2003 is subject to a variable interest rate (bank’s prime rate plus 0.5%, which was 4.75% as of March 30, 2003). The Company is subject to interest rate risk, and could be subject to increased interest payments if market interest rates fluctuate upward.

The above line of credit agreement expired on February 15, 2003. The bank has informed the Company that the line of credit will not be renewed. The line of credit is currently operating under a letter of understanding dated March 28, 2003. Pursuant to the letter of understanding, payments from customers will continue to be remitted directly to the lender and the Company will provide borrowing base calculation to the banks on a weekly basis. The Company is allowed to use the extra portion of the cash if total cash plus the borrowing base exceeds the outstanding loan balance from the collection of its accounts receivable. The Company is required to pay off the outstanding balance by September 28, 2003. Over advances under this agreement are immediately payable to the lender.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

OSE USA, Inc.

Date: May 13, 2003	/s/ EDMOND TSENG
Edmond Tseng President, Chief Executive Officer and Acting Chief Financial Officer

Date: May 13, 2003	/s/ ELTON LI
Elton Li Corporate Controller and Chief Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Edmond Tseng, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of OSE, USA, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated: May 13, 2003

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

Dated: May 13, 2003

/s/    ELTON LI

Elton Li

Corporate Controller and Chief Accounting Officer