Form 10-Q
period 2003-06-29
OSE USA INC
filed 2003-08-18
CIK 924101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

Number of shares of common stock outstanding as of August 14, 2003: 56,725,808. As of August 14, 2003 the Company also had 3,000,000 shares of Series A Convertible Preferred Stock and 3,023,225 shares of Series B Convertible Preferred Stock, outstanding, which are convertible at any time by the holder into 41,246,312 shares and 41,565,626 shares, respectively, of common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSE USA, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	December 31, 2002	June 29, 2003 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,480	$1,314
Cash—restricted (Note 9)	—	80
Accounts receivable, net of allowance for doubtful accounts of $19 and $21, respectively	11,806	2,499
Prepaid expense and other current assets	39	141
Assets from discontinued operations	3,653	1,723

Total current assets	16,978	5,757
Property and equipment, net	79	71
Intangible assets, net of accumulated amortization of $1,933 and $1,293, respectively	2,442	2,264

Total Assets	$19,499	$8,092

Liabilities, Redeemable
Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Bank debt	$9,978	$2,483
Accounts payable—related parties	30,440	31,769
Accrued dividends and interest on unpaid dividends	2,755	3,299
Accrued expenses and other liabilities	1,001	1,148
Liabilities from discontinued operations	966	1,184

Total current liabilities	45,140	39,815
Deferred gain on sale of facilities	698	629

Total Liabilities	45,838	40,512

Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; 6,023,225 (Series A: 3,000,000 shares, Series B: 3,023,225 shares) issued and outstanding; liquidation preference: Series A: $1.70 per share, Series B: $1.98 per share	11,100	11,100

Stockholders’ deficit:
Common stock, $.001 par value; 300,000,000 shares authorized; 56,416,212 (2002) and 56,725,808 (2003) shares issued and outstanding	56	56
Additional paid-in capital	54,456	54,458
Accumulated deficit	(91,951)	(98,034)

Total stockholders’ deficit	(37,439)	(43,520)

Total liabilities and stockholders’ deficit	$19,499	$8,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSE USA, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002 (restated see Note 11)	June 29, 2003	June 30, 2002 (restated see Note 11)	June 29, 2003
Revenues	$1,417	$782	$2,538	$1,552

Operating expenses:
Selling	864	940	1,820	1,897
General and administrative	178	234	383	445

Total operating expenses	1,042	1,174	2,203	2,342

Operating income (loss) from continuing operations	375	(392)	335	(790)

Interest and other income	3	6	8	19
Interest expense	(215)	(77)	(365)	(195)

Income (loss) from continuing operations before taxes	163	(463)	(22)	(966)
Provision for taxes	10	10	10	12

Net Income (loss) from continuing operations	153	(473)	(32)	(978)

Net loss from discontinued operations	(1,805)	(3,158)	(3,480)	(4,561)

Net loss before cumulative effect of change in accounting principle	(1,652)	(3,631)	(3,512)	(5,539)

Cumulative effect of change in accounting principle	—	—	(1,400)	—

Net Loss	(1,652)	(3,631)	(4,912)	(5,539)

Preferred stock dividends	222	272	444	544

Net loss applicable to common stockholders	$(1,874)	$(3,903)	$(5,356)	$(6,083)

Per share data:
Net income (loss) per share from continuing operations before cumulative effect of change in accounting principle basic and diluted	$0.00	$(0.01)	$0.00	$(0.02)
Cumulative effect of change in accounting principle basic and diluted	—	—	$(0.02)	—
Net loss per share from discontinued operations—basic and diluted	$(0.02)	$(0.06)	$(0.04)	$(0.08)
Net loss applicable to common stockholders—basic and diluted	$(0.02)	$(0.07)	$(0.07)	$(0.11)
Number of shares used to compute per share data basic and diluted	82,280	56,726	81,471	56,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSE USA, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For Six Months Ended
	June 30, 2002 (restated see Note 11)	June 29, 2003
Cash flows provided by (used in) operating activities
Net loss from continuing operations	$(1,432)	$(978)
Adjustments:
Depreciation and amortization	189	186
Cumulative effect of a change in accounting principle	1,400	—
Gain on sale of facilities, net	(69)	(69)
Changes in operating assets and liabilities
Accounts receivable	(917)	9,307
Prepaid and other assets	(86)	(102)
Accounts payable & accounts payable related party	3,334	1,329
Accrued liabilities	232	147

Net cash provided by continuing operations	2,651	9,820
Net cash used in discontinued operations	(2,402)	(2,413)
Net cash provided by operating activities	249	7,407

Cash flows from investing activities
Cash restricted for debt obligation	—	(80)
Capital expenditures	(4)	—

Net cash used in continuing operations	(4)	(80)
Net cash used in discontinued operations	(13)	—
Net cash used in investing activities	(17)	(80)

Cash flows from financing activities
Payments on bank debt	(944)	(7,495)
Proceeds from issuance of common stock, net	—	2

Net cash used in continuing operations	(944)	(7,493)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(944)	(7,493)

Net decrease in cash and cash equivalents	(712)	(166)
Cash and cash equivalents at beginning of period	1,844	1,480

Cash and cash equivalents at end of period	$1,132	$1,314

Supplemental disclosure of cash flow information
Cash paid for interest	$364	$195
Common stock issued for preferred dividend	444	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSE USA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OSE USA, Inc., formerly named Integrated Packaging Assembly Corporation, (the “Company”) was incorporated in California on April 28, 1992 and reincorporated in Delaware on June 19, 1997. The Company changed its name on June 6, 2001 in connection with its strategic reorganization. The Company has operated historically within two segments of the semiconductor industry: (1) manufacturing and (2) distribution.

Within manufacturing, the Company’s business has been to assemble and package integrated circuits from wafers consigned by its customers. The Company’s focus has been on quad flat packages (“QFPs”), thin quad flat packages (“TQFPs”), ball grid array packages (“BGAs”), flip chips, and chip scale packaging (“CSPs”), which are used in complex integrated circuits with high pin-counts in the personal computer and telecommunications industries. The Company also provided advanced design and assembly services to satisfy its customers’ requirements. On April 21 2003, the Company announced management’s decision to discontinue the manufacturing segment. As of June 29 2003, the Company was in negotiation with a potential buyer to sell the assets associated with the manufacturing operation. The manufacturing segment has been accounted for as discontinued operations. Based on the requirement of the proposed buyer, the Company is continuing its manufacturing activities until the sale is completed. Such activities are classified in the statement of operations as discontinued operations.

Within distribution, the Company is the exclusive North American sales and marketing organization for Orient Semiconductor Electronics, Ltd. (“OSE” or “OSE Ltd.”) of Taiwan, a public Taiwanese company and the Company’s controlling stockholder. The Company is also the exclusive North American sales and marketing organization for affiliated company Orient Semiconductor Electronics Philippines, Inc. (“OSEP”). Revenues are derived exclusively from fees received on the sales of OSE and OSEP semiconductor assembly and test services to customers headquartered in North America, in accordance with a distribution agreement. The Company entered this segment of the market in October 1999 with the acquisition of OSE, Inc. (“OSEI”) and currently operates in one segment.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not have the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three and six month periods ended June 30, 2002 and June 29, 2003 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 2003.

The Company has experienced fluctuating levels of demand and ongoing net operating losses and has a negative stockholders’ equity of $43.5 million as of June 29, 2003. Furthermore, the Company had a line of credit in the amount of $15 million, which expired on February 15, 2003. The line of credit is currently operating under a letter of understanding dated March 28, 2003. Pursuant to the letter of understanding, payments from customers will continue to be remitted directly to the lender and the Company will provide a borrowing base calculation to the bank on a weekly basis. The Company is allowed to use the extra portion of the cash if total cash plus the borrowing base exceeds the outstanding loan balance from the collection of its accounts receivable. The Company is required to pay off the outstanding balance by September 28, 2003. The line of credit is currently guaranteed by OSE Ltd. As a result of these circumstances, the Company’s independent accountants’ opinion on the Company’s December 31, 2002 consolidated financial statements included an explanatory paragraph to indicate that these matters raise substantial doubt about this Company’s ability to continue as a going concern.

NOTE 2. NEW ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company does not expect adoption of SFAS No. 149 to have a material impact on its condensed consolidated financial statements.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect adoption of SFAS No. 150 to have a material impact on its condensed consolidated financial statements.

NOTE 3. DISCONTINUED OPERATIONS

On April 21, 2003, the Company announced management’s decision to discontinue the manufacturing segment. As of June 29, 2003, the Company was in negotiation with a potential buyer to sell the assets associated with the manufacturing segment. The Company expects to finalize this transaction by the end of August 2003.

On June 25, 2003 The Company signed a letter of understanding with a potential buyer to purchase the Company’s manufacturing operation (including related equipment, inventory, books, records, and intellectual property) for a total of $1,000,000. The $1,000,000 will include $500,000 in cash and a $500,000 secured note with interest at the prime rate due in three years. There is no relationship between the Company, or any of its affiliates, and the Buyer Pursuant to SFAS No.144, these former activities have been accounted for as discontinued operations in the current financial statements. Condensed financial information for these discontinued operations is summarized below for the three and six months periods ended June 30, 2002 and June 29, 2003.

	For The Three Months Ended		For The Six Months Ended
	June 30, 2002	June 29, 2003	June 30, 2002	June 29, 2003
Total Revenues	$1,332	$1,321	$2,790	$2,576
Cost and Expenses	(3,137)	(2,420)	(6,270)	(5,078)

Loss From of operations of discontinued manufacturing segment	$(1,805)	$(1,099)	$(3,480)	$(2,502)
Impairment charge	—	(795)	—	(795)
Restructuring charge	—	(1,264)	—	(1,264)

Net loss from discontinued operations, net of taxes	$(1,805)	$(3,158)	$(3,480)	$(4,561)

The Company incurred the following impairment and restructuring charges in connection with the planning and execution of its discontinued operation:

IMPAIRMENT

On June 25 2003, the Company executed a letter of understanding with a potential buyer and the Company’s landlord, pursuant to which the buyer expressed an intent to buy the Company’s manufacturing segment through acquisition of its inventory, property and equipment, and its manufacturing process, for $1,000,000. The Company evaluated the recoverability of the property and equipment that were held for sale and determined that the fair value was less than the then carrying amount by $795,000, and, accordingly, recognized an impairment charge of such amount to discontinued operations.

RESTRUCTURING CHARGES

The Company had a tentative agreement with the landlord, as stated in the letter of understanding dated June 25 2003 that the landlord will release the Company from the existing lease upon completion of the following: (1) The Company complete its sale of the manufacturing segment to the buyer. (2) The buyer signs a new lease with the landlord for the first floor of the building (approximately 63,000 square feet out of the total 83,000 square feet) (3) The Company signs a new lease with the landlord for the second floor of the building (the remainder of the building approximately 20,000 square feet) (4) The Company compensates the landlord in the amount of $500,000 in the form of a note payable expected from the settlement of sale of the manufacturing operations.

Also, based on an oral agreement with its landlord, the Company should perform a facility repair and improvement for an estimated amount of $250,000.

Based on the agreement with the landlord, the Company accrued a liability in the amount of $750,000 related to lease termination cost in its discontinued operation for the three-month period ended June 29, 2003.

The Company conducted two layoffs of its manufacturing and supportive work force as a result of the intended closure. During the three month period ended June 29, 2003, the Company recorded $514,000 in severance pay and other related expenses in its loss from discontinued operations

As of December 31, 2002 and June 29, 2003, the Company had the following assets and liabilities in its discontinuing operations: (In thousands)

	December 31, 2002	June 29, 2003 (Unaudited)
Assets
Accounts receivable, net	$589	$684
Assets held for sale
Inventory, net	656	61
Property and equipment, net	2,189	950
Prepaid expense and other current assets	212	21
Other assets	7	7

Total assets	$3,653	$1,723
Liabilities
Accounts payable	$360	$100
Accrued expenses and other liabilities	606	1,084

Total liabilities	$966	$1,184

NOTE 4. STOCK-BASED COMPENSATION

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

	Three month period ended		Six month period ended
	June 30, 2002	June 29, 2003	June 30, 2002	June 29, 2003
Risk free interest rate for stock option	4.11%	2.17%	4.11%	2.33%

Risk free interest rate for stock purchase right	*	*	1.83%	1.19%

Expected dividend yield	0%	0%	0%	0%

Expected volatility	601%	357%	396%	260%

Expected life for stock option (years)	4	4	4	4
Weighted average fair value of options granted during the period	*	$0.01	$0.02	$0.01

*	No option granted during the three-month period ended June 30, 2002 and June 29, 2003.

If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net loss and net loss per share, basic and diluted, would have been as follows (in thousands, except per share amounts):

	Three month period ended		Six month period ended
	June 30, 2002	June 29, 2003	June 30, 2002	June 29, 2003
Net loss applicable to common stockholders, as reported—,	$(1,874)	$(3,903)	$(5,356)	$(6,084)

Stock based compensation income (expense), pro forma	(48)	31	(99)	8

Net loss applicable to common stockholders, pro forma	$(1,922)	$(3,872)	$(5,455)	$(6,076)
Net loss applicable to common stockholders, per share as reported—

Basic and diluted	$(0.02)	$(0.07)	$(0.07)	$(0.11)
Net loss applicable to common stockholders, per share, pro forma—

Basic and diluted	$(0.02)	$(0.07)	$(0.07)	$(0.11)

NOTE 5. ACCOUNTS RECEIVABLE

The majority of the Company’s accounts receivable are due from semiconductor companies. Credit is extended based on evaluation of each customers’ financial condition and, generally, collateral is not required. A majority of accounts receivable are due within 30 days and are stated net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Effective May 1, 2003, the Company and OSE, Ltd. amended the distribution agreement related to the recording of accounts receivable derived from products shipped from OSE Ltd to customers in North America. As of May 1, 2003, OSE Inc. will no longer record the above accounts receivable generated from such shipments. Accordingly, payments that relate to invoices dated after May 1, 2003 will remit to OSE Ltd. directly. OSE Inc. will continue recording accounts receivable derived from products shipped from OSE Philippines. The Company will no longer record accounts receivable for OSE Ltd. However, all other terms and conditions of the distribution agreement remain in effect.

	December 31, 2002	June 29, 2003 (Unaudited)
	(in thousands)
Trade receivables	$11,825	$2,520
Less allowance for doubtful receivables	(19)	(21)

Net receivables	$11,806	$2,499

Changes in the Company’s allowance for doubtful accounts are as follows:

	December 31, 2002	June 29, 2003 (Unaudited)
	(in thousands)
Beginning balance	$166	$19
Bad debt expense (reversal)	(147)	2
Accounts written-off	—	—
Recoveries	—	—

Ending balance	$19	$21

NOTE 6. INCOME TAXES

Provision for income taxes was recorded for the three and six-month periods ended June 29, 2003. Even though the Company operated at a loss, a state income tax liability has been accrued based on tax criteria set by the state of Massachusetts. The Company believes the realization of its deferred tax assets is unlikely and accordingly, has recorded an offsetting valuation allowance.

NOTE 7. NET LOSS PER SHARE

Net loss per basic and diluted share for the three and six month periods ended June 30, 2002 and June 29, 2003 was computed using the weighted average number of common shares outstanding during the period but exclude the dilutive potential of common shares from assumed conversions because of their anti-dilutive effect. Dilutive potential of common shares include conversion of preferred shares (Note 9), and outstanding stock options and warrants, using the treasury stock method. At June 29, 2003, there were options and warrants outstanding to purchase an aggregate of 10,316,324 shares of Common Stock. At June 30, 2002, there were options and warrants outstanding to purchase an aggregate of 11,008,565 shares of Common Stock.

NOTE 8. BANK DEBT

The Company had a line of credit in the amount of $15 million, which expired on February 15, 2003. The Company is required to pay off the outstanding balance by September 28, 2003. Borrowings under this line of credit accrue interest at the banks’ prime rate plus 0.50% and are collateralized by the assets of the Company and are guaranteed by OSE. The bank has approved the sale of the Company’s assets that are collateralized in connection with this bank debt provided that the proceeds from the sale will be used to pay down the loan.

At June 29, 2003, the Company had borrowings of approximately $2.48 million, which exceeded the Company’s borrowing base of $2.40 million. The shortfall of $80,000 was covered by the restricted cash balance the Company had with the bank (defined as restricted cash on balance sheet as of June 29, 2003).

NOTE 9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

As of June 29, 2003, the Company had 3,000,000 shares of Series A convertible preferred stock, and 3,023,225 shares of Series B convertible preferred stock outstanding. Each share of Series A and Series B Preferred is convertible into 13.7487705 shares of the Company’s common stock at the option of the holders.

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

On August 9, 2002, the Company executed an agreement pursuant to which it rescinded its previous distribution of common shares issued from July 1999 through January 2002 to its majority shareholder, OSE, in settlement of a preferred dividend obligation of $1.6 million. Under the terms of the agreement, OSE returned to the Company certificates representing 26,344,391 shares of the Company’s common stock. In accordance with the terms and conditions of the Certificate of Designation for the Company’s Series A and Series B Preferred Stock, the Company agreed to accrue interest on the unpaid preferred dividends. The decision to rescind the previous payment of dividends was made after the Company was advised by its counsel (and also by special counsel engaged for this purpose) that the Company’s surplus and earnings may have been insufficient to support the payment of the dividends under the laws of Delaware, the Company’s state of incorporation. Dividends and interest on unpaid dividends of approximately $2.76 million and $3.3 million are included in accrued liabilities as of December 31, 2002 and June 29, 2003, respectively.

NOTE 10. SEGMENTS

The Company is left with the distribution segment after eliminating its manufacturing operations. The operating results shown on the face of the Condensed Consolidated Statements of Operations under continuing operations represents the three and six months operating results from the distribution segment.

NOTE 11. RESTATEMENT

In 2002, the Company began to investigate data that suggested that the underlying information supporting its property and equipment did not reconcile to amounts recorded on the Company’s financial statements. The Company completed the investigation and determined that depreciation expense related to the manufacturing segment for the year ended December 31, 2001 was understated by $1,222,000; and the net book value of property and equipment was overstated by a like amount. As a result, the Company restated its fiscal year 2001 financial statements and the 2002 and 2001 unaudited quarterly financial statements. The Company is restating the unaudited 2002 quarterly information in connection with the 2003 quarterly filings.

The Company completed an impairment analysis on its intangible assets in the second quarter ended June 30, 2002. As a result, the Company recorded an impairment loss of $1.4 million and amended its quarterly report for the quarter ended March 31, 2002, as the impairment loss should have been recorded in that quarter. However, the Company had also recorded the $1.4 million in the quarter ended June 30, 2002. Therefore, the Company hereby restated its statement of operations for the three and six months ended June 30, 2002.

Unaudited Quarterly Consolidated Statement of Operations (In thousands, except per share data)

	Three Months Ended June 30, 2002
	As Reported and reformatted*	Restated and reformatted*	Difference
Revenue	$1,417	$1,417	$—
Cost of revenue	—	—	—

Gross profit	1,417	1,417	—

Operating expenses:
Selling	864	864	—
General and administrative	178	178	—

Total operating expenses	1,042	1,042	—

Operating income from continuing operations	375	375	—

Interest and other income	3	3	—
Interest expense	(215)	(215)	—

Income from continuing operations before tax	1,63	1,63	—
Provision for tax	(10)	(10)	—

Net income from continuing operations	1,53	1,53	—

Net loss from discontinuing operations, net of tax	(1,863)	(1,805)	58

Net loss before cumulative effect of change in accounting principle	(1,710)	(1,652)	58
Cumulative effect of change in accounting principle	(1,400)	0	1,400
Net loss	(3,110)	(1,652)	1,458

Preferred dividend	222	222	—

Net loss applicable to common stockholders	$(3,332)	$(1,874)	$1,458

Per share data:

Net income per share from continuing operations before cumulative effect of a change in accounting principle
Basic and diluted	$0.00	$0.00	$0
Cumulative effect of a change in accounting principle
Basic and diluted	$(0.02)	$0.00	$0.02

Net loss from discontinued operations	$(0.02)	$(0.02)	$0

Net loss applicable to common stockholders—basic and diluted	$(0.04)	$(0.02)	$0.02
Number of shares used to compute per share data
Basic and diluted	82,280	82,280

*	Statement has been reformatted for discontinuing operations.

	Six Months Ended June 30, 2002
	As Reported and reformatted*	Restated and reformatted*	Difference
Revenue	$2,538	$2,538	$—
Cost of revenue	—	—	—

Gross profit	2,538	2,538	—

Operating expenses:
Selling	1,820	1,820	—
General and administrative	383	383	—

Total operating expenses	2,203	2,203	—

Operating income	335	335	—

Interest and other income	8	8	—
Interest expense	(365)	(365)	—

Income from continuing operations before taxes	(22)	(22)	—
Provision for tax	(10)	(10)	—

Net income from continuing operations	(32)	(32)	—

Net loss from discontinuing operations, net of taxes	(3,829)	(3,480)	349

Net loss before cumulative effect of change in accounting principle	(3,861)	(3,512)	349
Cumulative effect of change in accounting principle	(2,800)	(1,400)	1,400
Net loss	(6,661)	(4,912)	1,749
Preferred dividend	444	444	—

Net loss applicable to common stockholders	$(7,105)	$(5,356)	$1,749

Per share data:
Net income per share from continuing operations cumulative effect of a change in accounting principle
Basic and diluted	$0.00	$0.00	$0
Cumulative effect of a change in accounting principle
Basic and diluted	$(0.03)	$(0.02)	$0.01
Net loss per share from discontinued operations—basic and diluted	$(0.05)	$(0.04)	$0.01

Net loss applicable to common stockholders—basic and diluted	$(0.09)	$(0.07)	$0.02
Number of shares used to compute per share data
Basic and diluted	81,471	81,471

*	Statement has been reformatted for discontinuing operations.

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

The Company’s business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and currently, is subject to a significant economic downturn characterized by reduced product demand, rapid erosion of average selling prices and excess production capacity. In addition, rapid technological change, evolving industry standards, intense competition and fluctuations in end-user demand characterize the markets for integrated circuits. Since the Company’s business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any future downturn in the semiconductor industry is expected to have an adverse effect on the Company’s business, financial condition and results of operations. These general industry conditions continue to affect the Company’s business for the three and six months ended June 29, 2003. Furthermore, since the Company’s expense levels are based in part on anticipated future revenue levels, if revenue were to fall below anticipated levels, the Company’s operating results would be materially adversely affected.

Manufacturing Segment Closing

On April 21 2003, the Company announced management’s decision to discontinue the manufacturing segment. The Company has entered into negotiations and has obtained a letter of intent with a potential buyer to sell the manufacturing operation (including related equipment, inventory, books, records, and intellectual property). The Company expects to consummate this transaction within the next quarter. This transaction will eventually eliminate the revenue and costs associated with the manufacturing segment. Furthermore, discontinuance of the manufacturing segment will have a significant impact on the workforce of the Company, which will be reduced by approximately 100 employees or 78% of the total workforce.

During the interim period, the Company will continue to fulfill customer orders and complete work in progress. The business activities of the distribution segment conducted under the Company’s subsidiary OSEI will continue.

RESULTS OF CONTINUING OPERATIONS

The following discussion compares results from continuing operations for the three and six-month periods ended June 29, 2003 and June 30, 2002 from continuing operations. All amounts have been reformatted to reflect the impact of the discontinued operations for all periods presented.

Revenues

The distribution segment earns revenue through a distributor agreement with OSE, pursuant to which revenues derived from fees received on the sales of OSE’s and OSEP’s semiconductor assembly and test services to customers headquartered in North America are recognized on a net commission basis.

Total revenues decreased 43% to $0.8 million for the three-month period ended June 29, 2003 from $1.4 million for the three-month period ended June 30, 2002. Total revenues decreased 36% to $1.6 million for the six-month period ended June 29, 2003 from $2.5 million for the six-month period ended June 30, 2002. Revenue continued to decline as a result of current economic conditions in the semiconductor industry. The Company has experienced reduced orders from major customers like ATI, Intel, Micrel, and Cypress.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal, and accounting costs. Selling, general and administrative expenses for the three and six month periods ended June 30, 2002 were $1.0 million and $2.2 million, respectively. Selling, general and administrative expenses increased 20% to $1.2 million and increased 4% to $2.3 million respectively, for the three and six-month periods ended June 29, 2003. The $0.1 million increase for the three month and six month periods was due primarily to increased spending in the legal fees and other SEC compliance related expenses. .

As a percentage of revenues, selling, general and administrative expenses increased from 74% and 87% for the three and six month periods ended June 30, 2002, respectively, to 150% and 151% for the three and six month periods ended June 29, 2003, respectively. These increases were mainly due to the lower revenue levels in 2003 and higher spending in 2003.

Interest and Other Income

Interest income is primarily comprised of interest earnings from investments in cash equivalents. Interest and other income increased from $3,000 and $8,000 for the three and six-month periods ended June 30, 2002, respectively, to $6,000 and $19,000 for the three and six-month periods ended June 29, 2003, respectively. The increase was mainly due to higher cash balance during 2003.

Interest Expense

Interest expense consists of interest payable on bank debt. Interest expense decreased from $215,000 and $364,000 for the three and six month periods ended June 30, 2002, respectively, to $77,000 and $195,000 for the three and six-month periods ended June 29, 2003, respectively. Interest expense decreased as a result of cumulative paydown of the Company’s bank debt and lower interest rates.

Provision for Income Taxes

The Company recorded a $10,000 provision for income tax for the three-month period ended June 29, 2003 for Massachusetts state income tax.

Liquidity and Capital Resources

During the six month period ended June 29, 2003, the Company’s net cash provided by operations was $9.8 million. Net cash provided by operations was comprised primarily of a net loss of $978,000, offset by $186,000 of non-cash charges for depreciation and amortization, a $69,000 gain on sale of facility, and a $10.6 million net increase in working capital items. The net increase in working capital items primarily reflected a $9.3 million decrease in accounts receivable, offset by a $102,000 increase in prepaid and other current assets, a $1.3 million increase in accounts payable, and a $147,000 increase in accrued liabilities. At June 29, 2003, the Company had cash and cash equivalents of $1.3 million.

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

Without the line of credit, the Company will require continued financial support from OSE to fulfill operating cash requirements. If OSE does not provide the Company with required cash, the Company may not be able to continue its operations. Currently, OSE Ltd. is providing the Company with needed operating cash.

On June 29, 2003, the outstanding balance of the line of credit was $2.48 million, which exceeded the Company’s borrowing base of $2.4 million. The shortfall of $80,000 was covered by a restricted cash balance the Company had with the bank.

On April 21, 2003, the Company announced management’s decision to discontinue the manufacturing segment. The Company plans to sell the entire manufacturing segment to a third party and use the net proceeds to pay down its bank debt. Any excess proceeds or remaining liabilities will remain with the Company. The manufacturing segment has been operating at a loss since 1997; the Company expects that the discontinuance of the manufacturing segment should decrease the Company’s loss and cash requirement from OSE going forward. As of June 29, 2003, the Company was still in negotiation with a potential buyer to sell the entire manufacturing segment. Meanwhile, the Company will continue to fulfill customer orders for the manufacturing operation until the sale is consummated. The Company expects that the transaction should be finalized by the end of August 2003.

Risk Factors

Most of the following detailed risks pertain solely or partially to the manufacturing segment of the Company’s business, and it is expected that such risks will substantially decrease after the Company’s manufacturing operations are closed down permanently.

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

The success of the Company’s business depends upon the general health of the semiconductor industry, which is comprised of different market segments based on device type and the end use of the device. Accordingly, within the semiconductor industry, demand for production in a particular segment may be subject to more significant fluctuations than demand in other segments. If any of the Company’s significant customers are in a segment that has experienced adverse market conditions, there could be an adverse effect on the Company’s business, financial condition and operating results. There can be no assurance that reduced demand, or the general economic conditions underlying such demand, will not continue to adversely affect the Company’s results of operations. Furthermore, there can be no assurance that any such continuation or expansion of this reduced demand will not result in an additional and significant decline in the demand for the products produced by the Company’s customers and a corresponding material adverse impact on the Company’s business, operating results and financial condition.

Risk of losing technological and manufacturing expertise

The semiconductor packaging industry is continuously going through technological changes, which require increased technological and manufacturing expertise. If the Company is behind in developing the required expertise or the introduction of new packaging technologies, or if there were a reduction in or shift away from the packages under development, such events could result in a material adverse effect on the Company’s business, financial condition and results of operations.

Risk related to patent infringement

As is typical in the semiconductor industry, the Company may receive communications from third parties asserting patents on certain of the Company’s technologies. In the event any third party were to make a valid claim and a license were not available on commercially reasonable terms, the Company’s business, financial condition and results of operations could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, could also be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses, or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on the Company’s business, financial condition and results of operations. At June 29, 2003, the Company was not a party to any litigation relating to patent or other intellectual property matters.

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

Risk related to geographical location

The Company’s facilities are located in California near major earthquake faults. In addition, some of the Company’s suppliers are located near earthquake sensitive areas. In the event of a major earthquake or other natural disaster near its facilities, the Company’s operations could be harmed. Similarly, a major earthquake or other natural disaster near the Company’s suppliers, like the one that occurred in Taiwan in September 1999, could disrupt the operations of those suppliers, limit the availability of products for the Company to distribute, and thus harm the Company’s business.

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

On April 21, 2003, the Company announced management’s decision to discontinue its manufacturing segment. As a result of the Company’s termination of manufacturing activities, the Company will not be competing with other US manufacturers in the North American semiconductor packaging market.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

With respect to our interest-bearing liabilities, approximately $2.48 million representing our line of credit outstanding at June 29, 2003 is subject to a variable interest rate (bank’s prime rate plus 0.5%, which was 4.75% as of June 29, 2003). The Company is subject to interest rate risk, and could be subject to increased interest payments if market interest rates fluctuate upward.

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

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on May 27, 2003, the following matters were acted upon and approved by the stockholders:

1.	The election and re-election of the following directors, each to a one-year term:

	Votes in Favor	Votes Withheld
Edmond Tseng	41,246,312	—
Patrick Verderico	51,194,032	41,639
Donald W. Brooks	134,001,184*	46,425
Mitchell Kung (New)	41,246,312	—
Edward S. Duh	41,246,312	—

2.	To ratify the appointment of Grant Thornton LLP as independent accountants of the Company for the 2002 fiscal year:

Votes in Favor	Votes Against	Votes Withheld
158,945,238*	28,353	22,020

*	Includes 6,023,225 shares of Series A and Series B Preferred voting on an “as converted” basis.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302
31.2	Certification by Chief Accounting Officer pursuant to Section 302

32	Certification pursuant to Section 906

(b)	Reports on Form 8-K

On May 6, 2003, the Company filed a form 8-K to announce the planned shutdown of its US manufacturing business on or before June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSE USA, Inc.

Date: August 18, 2003	/s/ EDMOND TSENG
Edmond Tseng
President, Chief Executive Officer and Acting Chief Financial Officer

Date: August 18, 2003	/s/ ELTON LI
Elton Li
Corporate Controller and Chief Accounting Officer