Form 10-Q
period 2003-09-28
OSE USA INC
filed 2003-11-17
CIK 924101

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                      to

Commission file number: 0-27712

OSE USA, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0309372
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2223 Old Oakland Road San Jose, CA	95131-1402
(Address of principal executive offices)	(Zip Code)

(408) 383-0818

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

Number of shares of common stock outstanding as of November 4, 2003: 56,725,808. As of November 4, 2003 the Company also had 3,000,000 shares of Series A Convertible Preferred Stock and 3,023,225 shares of Series B Convertible Preferred Stock, outstanding, which are convertible at any time by the holder into 41,246,312 shares and 41,565,626 shares, respectively, of common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSE USA, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	December 31, 2002	September 28, 2003 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,480	$1,713
Accounts receivable, net of allowance for doubtful accounts of $19 and $9, respectively	11,806	1,808
Prepaid expense and other current assets	39	91
Assets from discontinued operations	3,653	864

Total current assets	16,978	4,476
Property and equipment, net	79	80
Intangible assets, net of accumulated amortization of $1,933 and $1,382, respectively	2,442	2,176

Total Assets	$19,499	$6,732

Liabilities, Redeemable
Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Bank debt	$9,978	$1,102
Accounts payable—related parties	30,440	32,580
Accrued dividends and interest on unpaid dividends	2,755	3,580
Accrued expenses and other liabilities	1,001	1,214
Liabilities from discontinued operations	966	1,086

Total current liabilities	45,140	39,562
Deferred gain on sale of facilities	698	596

Total Liabilities	45,838	40,158

Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; 6,023,225 (Series A: 3,000,000 shares, Series B: 3,023,225 shares) issued and outstanding; liquidation preference: Series A: $1.70 per share, Series B: $1.98 per share	11,100	11,100

Stockholders’ Deficit:
Common stock, $.001 par value; 300,000,000 shares authorized; 56,416,212 (2002) and 56,725,808 (2003) shares issued and outstanding	56	56
Additional paid-in capital	54,456	54,458
Accumulated deficit	(91,951)	(99,040)

Total stockholders’ deficit	(37,439)	(44,526)

Total liabilities and stockholders’ deficit	$19,499	$6,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSE USA, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2002 (restated see Note 11)	September 28, 2003	September 29, 2002 (restated see Note 11)	September 28, 2003
Revenues	$1,212	$828	$3,750	$2,380
Operating expenses:
Selling	953	822	2,773	2,719
General and administrative	221	158	604	604

Total operating expenses	1,174	980	3,377	3,323

Operating income (loss) from continuing operations	38	(152)	373	(943)

Interest and other income	66	4	74	23
Interest expense	(217)	(20)	(582)	(214)

Loss from continuing operations before taxes	(113)	(168)	(135)	(1,134)
Provision for taxes	28	4	38	16

Net loss from continuing operations	(141)	(172)	(173)	(1,150)
Net loss from discontinued operations	(1,554)	(553)	(5,034)	(5,114)

Net loss before cumulative effect of change in accounting principle	(1,695)	(725)	(5,207)	(6,264)
Cumulative effect of change in accounting principle	—	—	(1,400)	—

Net loss	(1,695)	(725)	(6,607)	(6,264)
Preferred stock dividends	439	281	883	825

Net loss applicable to common stockholders	$(2,134)	$(1,006)	$(7,490)	$(7,089)

Per share data:
Net loss per share from continuing operations basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Net loss per share from discontinued operations—basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.09)
Cumulative effect of change in accounting principle basic and diluted	—	—	$(0.02)	—
Net loss applicable to common stockholders—basic and diluted	$(0.03)	$(0.02)	$(0.10)	$(0.13)
Number of shares used to compute per share data basic and diluted	73,010	56,726	78,650	56,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSE USA, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For Nine Months Ended
	September 29, 2002 (restated see Note 11)	September 28, 2003
Cash flows provided by (used in) operating activities
Net loss from continuing operations	$(1,573)	$(1,150)
Adjustments:
Depreciation and amortization	283	279
Cumulative effect of a change in accounting principle	1,400	—
Gain on sale of facilities, net	(103)	(102)
Changes in operating assets and liabilities
Accounts receivable	(154)	9,998
Prepaid and other assets	(45)	(52)
Accounts payable & accounts payable related party	3,826	2,140
Accrued liabilities	215	213

Net cash provided by continuing operations	3,849	11,326
Net cash used in discontinued operations	(4,008)	(2,205)

Net cash provided (used) by operating activities	(159)	9,121

Cash flows from investing activities
Capital expenditures	(4)	(14)

Net cash used in continuing operations	(4)	(14)
Net cash used in discontinued operations	(13)	—

Net cash used in investing activities	(17)	(14)

Cash flows from financing activities
Payments on bank debt	(944)	(8,876)
Proceeds from issuance of common stock, net	13	2

Net cash used in continuing operations	(931)	(8,874)
Net cash used in discontinued operations	—	—

Net cash used in financing activities	(931)	(8,874)

Net (decrease) increase in cash and cash equivalents	(1,107)	233
Cash and cash equivalents at beginning of period	1,844	1,480

Cash and cash equivalents at end of period	$737	$1,713

Supplemental disclosure of cash flow information
Cash paid for interest	$582	$215

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

Within manufacturing, the Company’s business has been to assemble and package integrated circuits from wafers consigned by its customers. The Company’s focus has been on quad flat packages (“QFPs”), thin quad flat packages (“TQFPs”), ball grid array packages (“BGAs”), flip chips, and chip scale packaging (“CSPs”), which are used in complex integrated circuits with high pin-counts in the personal computer and telecommunications industries. The Company also provided advanced design and assembly services to satisfy its customers’ requirements. On September 8, 2003, the Company completed the sale of assets of its manufacturing division to a third party company. The assets sold included related equipment, inventory, permits and licenses, and intellectual property, for a total of $1 million, including $500,000 in cash and a $500,000 three year note.

Within distribution, the Company through its subsidiary OSE, Inc. (“OSEI”) is the exclusive North American sales and marketing organization for Orient Semiconductor Electronics, Ltd. (“OSE” or “OSE Ltd.”) of Taiwan, a public Taiwanese company and the Company’s controlling stockholder. The Company is also the exclusive North American sales and marketing organization for affiliated company Orient Semiconductor Electronics Philippines, Inc. (“OSEP”). Revenues are derived exclusively from fees received on the sales of OSE and OSEP semiconductor assembly and test services to customers headquartered in North America, in accordance with a distribution agreement. The Company entered this segment of the market in October 1999 with the acquisition of OSEI from OSE Ltd. and with the sale of the assets of the manufacturing segment currently operates in one segment.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not have the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included.

The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three and nine month periods ended September 29, 2002 and September 28, 2003 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 2003.

The Company has experienced fluctuating levels of demand and ongoing net operating losses and has a negative stockholders’ equity of $44.5 million as of September 28, 2003. Furthermore, the Company had a

line of credit in the amount of $15 million, which expired on February 15, 2003. The line of credit thereafter operated under a letter of understanding dated March 28, 2003. Pursuant to the letter of understanding, payments from customers continued to be remitted directly to the lender and the Company provided a borrowing base calculation to the bank on a weekly basis. The Company was allowed to use the extra portion of the cash if total cash plus the borrowing base exceeds the outstanding loan balance from the collection of its accounts receivable. The line of credit was guaranteed by OSE Ltd. As of September 28, 2003, the line of credit had a balance of $1.1 million, which was subsequently paid off on October 1, 2003. The Company currently has no bank borrowing facility and is dependent upon OSE Ltd. for any necessary funding in excess of the Company’s own resources. As a result of these and other circumstances, the Company’s independent accountants’ opinion on the Company’s December 31, 2002 consolidated financial statements included an explanatory paragraph to indicate that these matters raise substantial doubt about this Company’s ability to continue as a going concern.

NOTE 2. NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applied immediately to variable interest entities created or interests obtained after January 31, 2003,and it originally applied beginning July 1, 2003 to variable interests acquired before February 1, 2003. However, a recently published FASB Exposure Draft of a Proposed Interpretation of FIN 46, modifying the application of FIN46 in certain circumstances, defers the effective date of FIN46 for financial statements to which the Proposed Interpretation applies to the first reporting period ending after December 15, 2003. The Company has determined that the application of FIN46, as modified by the Proposed Interpretation, will have no impact on the Company’s financial statements.

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

On September 3, 2003 The Company signed an agreement with an unrelated third party company to sell the Company’s manufacturing operation (including related equipment, inventory, and intellectual property) for a total of $1,000,000, comprised of $500,000 in cash and a $500,000 note bearing interest at the prime rate. The principal of the note is due at the end of three year period and interest is due monthly. The sale of assets was substantially completed as of September 8, 2003. Pursuant to SFAS No.144, these former activities have been accounted for as discontinued operations in the current financial statements. Condensed financial information for these discontinued operations is summarized below for the three and nine months periods ended September 29, 2002 and September 28, 2003.

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2002	September 28, 2003	September 29, 2002	September 28, 2003
Total Revenues	$1,579	$568	$4,369	$3,144
Cost and Expenses	(3,133)	(1,101)	(9,403)	(6,179)

Loss From of operations of discontinued manufacturing segment	$(1,554)	$(533)	$(5,034)	$(3,035)
Impairment charge	—	—	—	(795)
Restructuring charge	—	(20)	—	(1,284)

Net loss from discontinued operations, net of taxes	$(1,554)	$(553)	$(5,034)	$(5,114)

The Company incurred the following other income, impairment and restructuring charges in connection with the planning and execution of its discontinued operation during the three and nine periods ended September 28, 2003:

IMPAIRMENT

Impairment charges for the three and nine-month periods ended September 28, 2003 were $0 and $795,000. On June 25 2003, the Company executed a letter of understanding with a potential buyer and the Company’s landlord, pursuant to which the buyer expressed an intent to buy the Company’s manufacturing segment through acquisition of its inventory, property and equipment, and its manufacturing process, for $1,000,000. The Company evaluated the recoverability of the property and equipment that were held for sale and determined that the fair value was less than the then carrying amount by $795,000, and accordingly, recognized an impairment charge of such amount to discontinued operations.

RESTRUCTURING CHARGES

The sale of the manufacturing operations and renegotiation of lease terms with the existing landlord created certain restructuring charges for the three and nine-month periods ended September 28, 2003 as follows: (1) a lease termination cost in the amount of $500,000 had been accrued as of June 29, 2003, (2) some facility repair and improvements committed to by the Company, which were spelled out in the amended lease agreement and the Asset Purchase Agreement that were estimated at $250,000 had been accrued as of June 29, 2003, (3) severance pay and other related cost amounting to $534,000 as a result of discontinuing operations and recorded during the second quarter of 2003.

As of December 31, 2002 and September 28, 2003, the Company had the following assets and liabilities in its discontinued operations (in thousands):

	December 31, 2002	September 28, 2003 (Unaudited)
Assets
Accounts receivable, net	$589	$257
Assets held for sale
Inventory, net	656	—
Property and equipment, net	2,189	—
Notes receivable	—	500
Prepaid expense and other current assets	212	100
Other assets	7	7

Total assets	$3,653	$864

Liabilities
Accounts payable	$360	$63
Accrued expenses and other liabilities	606	1,023

Total liabilities	$966	$1,086

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

	Three month period ended		Nine month period ended
	September 29, 2002	September 28, 2003	September 29, 2002	September 28, 2003
Risk free interest rate for stock option	2.98%	2.67%	3.73%	2.44%
Risk free interest rate for stock purchase right	1.62%	1.02%	1.73%	1.11%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	373%	424%	385%	323%
Expected life for stock option (years)	4	4	4	4
Weighted average fair value of options granted during the period	$0.01	*	$0.01	$0.01

*	No options were granted during the three-month period ended September 28, 2003.

If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net loss and net loss per share, basic and diluted, would have been as follows (in thousands, except per share amounts):

	Three month period ended		Nine month period ended
	September 29, 2002	September 28, 2003	September 29, 2002	September 28, 2003
Net loss applicable to common stockholders, as reported—,	$(2,134)	$(1,006)	$(7,490)	$(7,089)
Stock based compensation expense, pro forma	(41)	(15)	(140)	(7)

Net loss applicable to common stockholders, pro forma	$(2,175)	$(1,021)	$(7,630)	$(7,096)
Net income (loss) applicable to common stockholders, per share as reported—
Basic and diluted	$(0.03)	$(0.02)	$(0.10)	$(0.13)
Net income (loss) applicable to common stockholders, per share, pro forma—
Basic and diluted	$(0.03)	$(0.02)	$(0.10)	$(0.13)

NOTE 5. ACCOUNTS RECEIVABLE

The majority of the Company’s accounts receivable are due from semiconductor companies. Credit is extended based on evaluation of each customer’s financial condition and, generally, collateral is not required. A majority of accounts receivable are due within 30 days and are stated net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to bad debt expense.

Effective May 1, 2003, the Company and OSE, Ltd. amended the distribution agreement related to the recording of accounts receivable derived from products shipped from OSE Ltd to customers in North America. As of May 1, 2003, OSE Inc. no longer records accounts receivable generated from such shipments, and payments related to invoices dated after May 1, 2003 have been remitted to OSE Ltd. directly. OSEI has continued recording accounts receivable derived from products shipped from OSEP and the Company no longer records accounts receivable for OSE Ltd. However, all other terms and conditions of the distribution agreement remain in effect.

	December 31, 2002	September 28, 2003 (Unaudited)
	(in thousands)
Trade receivables	$11,825	$1,817
Less allowance for doubtful receivables	(19)	(9)

Net receivables	$11,806	$1,808

Changes in the Company’s allowance for doubtful accounts are as follows:

	December 31, 2002	September 28, 2003 (Unaudited)
	(in thousands)
Beginning balance	$166	$19
Bad debt expense (reversal)	(147)	(10)
Accounts written-off	—	—
Recoveries	—	—

Ending balance	$19	$9

NOTE 6. INCOME TAXES

Provision for income taxes was recorded for the three and nine-month periods ended September 28, 2003. Even though the Company operated at a loss, a state income tax liability has been accrued based on tax criteria set by the state of Massachusetts. The Company believes the realization of its deferred tax assets is unlikely and accordingly, has recorded an offsetting valuation allowance.

NOTE 7. NET LOSS PER SHARE

Net loss per basic and diluted share for the three and nine-month periods ended September 29, 2002 and September 28, 2003 was computed using the weighted average number of common shares outstanding during the period excluding the dilutive potential of common shares from assumed conversions because of their anti-dilutive effect. Dilutive potential of common shares includes conversion of preferred shares (Note 9), and outstanding stock options and warrants, using the treasury stock method. At September 28, 2003, there were options and warrants outstanding to purchase an aggregate of 9,221,431 shares of Common Stock. At September 29, 2002, there were options and warrants outstanding to purchase an aggregate of 10,981,565 shares of Common Stock.

NOTE 8. BANK DEBT

The Company had a line of credit in the amount of $15 million, which expired on February 15, 2003. The Company was required to pay off the outstanding balance by September 28, 2003. Borrowings under this line of credit accrued interest at the banks’ prime rate plus 0.50% and were collateralized by the assets of the Company and were guaranteed by OSE Ltd. The bank approved the sale of certain of the Company’s assets that were collateralized in connection with this bank debt provided that the proceeds from the sale were used to pay down the bank loan (see Note 3).

As of September 28, 2003, the Company had borrowings of approximately $1.1 million, which was covered by the Company’s borrowing base of $1.4 million. The Company subsequently paid off this line of credit balance on October 1, 2003.

NOTE 9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

As of September 28, 2003, the Company had 3,000,000 shares of Series A convertible preferred stock, and 3,023,225 shares of Series B convertible preferred stock outstanding. Each share of Series A and Series B Preferred is convertible into 13.7487705 shares of the Company’s common stock at the option of the holders. The Company’s parent company OSE Ltd. is the owner of all of the outstanding shares of Series A and B convertible preferred stock.

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

On August 9, 2002, the Company executed an agreement pursuant to which it rescinded its previous distribution of common shares issued from July 1999 through January 2002 to its majority shareholder, OSE

Ltd., in settlement of a preferred dividend obligation of $1.6 million. Under the terms of the agreement, OSE Ltd. returned to the Company certificates representing 26,344,391 shares of the Company’s common stock. In accordance with the terms and conditions of the Certificate of Designation for the Company’s Series A and Series B Preferred Stock, the Company agreed to accrue interest on the unpaid preferred dividends. The decision to rescind the previous payment of dividends was made after the Company was advised by its counsel (and also by special counsel engaged for this purpose) that the Company’s surplus and earnings may have been insufficient to support the payment of the dividends under the laws of Delaware, the Company’s state of incorporation. Dividends and interest on unpaid dividends of approximately $2,755,000 and $3,580,000 are included in accrued liabilities as of December 31, 2002 and September 28, 2003, respectively.

NOTE 10. SEGMENTS

After the sale of its manufacturing segment (see Note 3), the Company’s only operating segment is the distribution segment. The operating results shown on the face of the Condensed Consolidated Statements of Operations under continuing operations represents the three and nine months operating results from the distribution segment.

NOTE 11. RESTATEMENT

In 2002, the Company began to investigate data that suggested that the underlying information supporting its property and equipment did not reconcile to amounts recorded on the Company’s financial statements. The Company completed the investigation and determined that depreciation expense related to the manufacturing segment for the year ended December 31, 2001 was understated by $1,222,000; and the net book value of property and equipment was overstated by a like amount. As a result, the Company restated its fiscal year 2001 financial statements and 2001 unaudited quarterly financial statements. The Company is restating the unaudited 2002 quarterly information in connection with the Company’s 2003 quarterly filings.

Unaudited Quarterly Consolidated Statement of Operations (In thousands, except per share data)

	Three Months Ended September 29, 2002
	As Reported and reformatted*	Restated and reformatted*	Difference
Revenue	$1,212	$1,212	$—
Cost of revenue	—	—	—

Gross profit	1,212	1,212	—
Operating expenses:
Selling	953	953	—
General and administrative	221	221	—

Total operating expenses	1,174	1,174	—

Operating income from continuing operations	38	38	—
Interest and other income	66	66	—
Interest expense	(217)	(217)	—

Loss from continuing operations before tax	(113)	(113)	—
Provision for tax	28	28	—

Net loss from continuing operations	(141)	(141)	—

Net loss from discontinuing operations, net of tax	(1,787)	(1,554)	233

Net loss before cumulative effect of change in accounting principle	(1,928)	(1,695)	233

Net loss	(1,928)	(1,695)	233
Preferred dividend	439	439	—

Net loss applicable to common stockholders	$(2,367)	$(2,134)	$233

Per share data:
Net loss per share from continuing operations
Basic and diluted	$0.00	$0.00	$0.00
Net loss from discontinued operations—basic and diluted	$(0.02)	$(0.02)	$0.00
Cumulative effect of a change in accounting principle
Basic and diluted	$0.00	$0.00	$0.00

Net loss applicable to common stockholders—basic and diluted	$(0.03)	$(0.03)	$0.00
Number of shares used to compute per share data
Basic and diluted	73,010	73,010	—

*	Statement has been reformatted for discontinued operations.

	Nine Months Ended September 29, 2002
	As Reported and reformatted*	Restated and reformatted*	Difference
Revenue	$3,750	$3,750	$—
Cost of revenue	—	—	—

Gross profit	3,750	3,750	—
Operating expenses:
Selling	2,773	2,773	—
General and administrative	604	604	—

Total operating expenses	3,377	3,377	—

Operating income	373	373	—
Interest and other income	74	74	—
Interest expense	(582)	(582)	—

Loss from continuing operations before taxes	(135)	(135)	—
Provision for tax	38	38	—

Net loss from continuing operations	(173)	(173)	—

Net loss from discontinuing operations, net of taxes	(5,616)	(5,034)	582

Net loss before cumulative effect of change in accounting principle	(5,789)	(5,207)	582
Cumulative effect of change in accounting principle	(2,800)	(1,400)	1,400

Net loss	(8,589)	(6,607)	1,982
Preferred dividend	883	883	—

Net loss applicable to common stockholders	$(9,472)	$(7,490)	$1,982

Per share data:
Net loss per share from continuing operations
Basic and diluted	$0.00	$0.00	$0.00
Net loss per share from discontinued operations—basic and diluted	$(0.07)	$(0.06)	$0.01
Cumulative effect of a change in accounting principle
Basic and diluted	$(0.04)	$(0.02)	$0.02

Net loss applicable to common stockholders—basic and diluted	$(0.12)	$(0.10)	$0.02
Number of shares used to compute per share data
Basic and diluted	78,650	78,650	—

*	Statement has been reformatted for discontinued operations.

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

The Company’s business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and subject historically, to significant economic downturns characterized by reduced product demand, rapid erosion of average selling prices and excess production capacity. In addition, rapid technological change, evolving industry standards, intense competition and fluctuations in end-user demand characterize the markets for integrated circuits. Since the Company’s business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any future downturn in the semiconductor industry is expected to have an adverse effect on the Company’s business, financial condition and results of operations. These general industry conditions continue to affect the Company’s business for the three and nine months ended September 28, 2003. Furthermore, since the Company’s expense levels are based in part on anticipated future revenue levels, if revenue were to fall below anticipated levels, the Company’s operating results would be materially adversely affected.

Manufacturing Segment Closing

On April 21 2003, the Company announced management’s decision to discontinue the manufacturing segment. In June 2003, the Company negotiated a letter of intent with an unrelated potential third-party buyer to sell the manufacturing operation (including related equipment, inventory, and intellectual property), with the expectation that this transaction would eventually eliminate the revenue and costs associated with the manufacturing segment. including. a significant reduction of approximately 100 employees, or 78% of the total workforce.

During the following period, the Company continued to fulfill customer orders and complete work in progress. The business activities of the distribution segment conducted under the Company’s subsidiary OSEI have continued.

On September 8, 2003, the Company completed the sale of assets of its manufacturing division to a third party company. The assets included related equipment, inventory, permits and licenses, and intellectual property, for a total of $1 million, comprised of $500,000 in cash and a $500,000 three-year note.

RESULTS OF CONTINUING OPERATIONS

The following discussion compares results from continuing operations for the three and nine-month periods ended September 28, 2003 and September 29, 2002. All amounts have been reformatted to reflect the impact of the discontinued operations for all periods presented.

Revenues

The distribution segment earns revenue through a distributor agreement with OSE Ltd., pursuant to which revenues derived from fees received on the sales of OSE’s and OSEP’s semiconductor assembly and test services to customers headquartered in North America are recognized on a net commission basis.

Total revenues decreased 32% to $828,000 for the three-month period ended September 28, 2003 from $1,212,000 for the three-month period ended September 29, 2002. Total revenues decreased 37% to $2,380,000 for the nine-month period ended September 28, 2003 from $3,750,000 for the period ended September 29, 2002. Revenue continued to decline as a result of current economic conditions in the semiconductor industry. The Company has experienced reduced orders from major customers like ATI, Intel, Micrel, and Cypress.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal, and accounting costs. Selling, general and administrative expenses for the three and nine month periods ended September 29, 2002 were $1,174,000 and $3,377,000, respectively. Selling, general and administrative expenses decreased 17% to $980,000 and decreased 2% to $3,323,000 respectively, for the three and nine-month periods ended September 28, 2003. The $194,000 and $54,000 decrease for the three month and nine month periods was due primarily to decreased spending in traveling expenses.

As a percentage of revenues, selling, general and administrative expenses increased from 97% and 90% for the three and nine month periods ended September 29, 2002, respectively, to 118% and 140% for the three and nine month periods ended September 28, 2003, respectively. These increases were mainly due to the lower revenue levels in 2003.

Interest and Other Income

Interest income is primarily comprised of interest earnings from investments in cash equivalents. Interest and other income decreased from $66,000 and $74,000 for the three and nine-month periods ended September 29, 2002, respectively, to $4,000 and $23,000 for the three and nine-month periods ended September 28, 2003, respectively. The decrease was mainly due to lower interest rate and lower cash balance.

Interest Expense

Interest expense consists of interest payable on bank debt. Interest expense decreased from $217,000 and $582,000 for the three and nine month periods ended September 29, 2002, respectively, to $20,000 and

$214,000 for the three and nine-month periods ended September 28, 2003, respectively. Interest expense decreased as a result of cumulative paydown of the Company’s bank debt and lower interest rates.

Provision for Income Taxes

The Company recorded a $4,000 and $16,000 provision for income tax for the three and nine-month period ended September 28, 2003 for Massachusetts state income tax.

Liquidity and Capital Resources

During the nine month period ended September 28, 2003, the Company’s net cash provided by continuing operations was $11,326,000. Net cash provided by operations was comprised primarily of a net loss of $1,150,000, increased by $279,000 of non-cash charges for depreciation and amortization, offset by a non-cash $102,000 gain on sale of facility, and a $12,299,000 net increase in working capital items. The net increase in working capital items primarily reflected a $9,998,000 decrease in accounts receivable, offset by a $52,000 increase in prepaid and other current assets, a $2,140,000 increase in accounts payable, and a $213,000 increase in accrued liabilities. At September 28, 2003, the Company had cash and cash equivalents of $1,713,000.

The Company had a line of credit in the amount of $15 million, which expired on February 15, 2003. The line of credit continued to operate thereafter under a letter of understanding dated March 28, 2003. Pursuant to the letter of understanding, the Company provided borrowing base calculation to the banks on a weekly basis. The Company was allowed to use the extra portion of the cash if total cash plus the borrowing base exceeded the outstanding loan balance from the collection of its accounts receivable. The Company was required to pay off the outstanding balance by September 28, 2003. Over advances under this agreement were immediately payable to the lender. Borrowings under this line of credit accrued interest at the banks’ prime rate plus 0.50% and were collateralized by the assets of the Company and were guaranteed by OSE Ltd. On October 1, 2003, the Company paid off the balance of the line of credit through borrowing from OSE Ltd.

Without the line of credit, the Company will require continued financial support from OSE Ltd. to fulfill operating cash requirements. If OSE Ltd. does not provide the Company with required cash; the Company may not be able to continue its operations. Currently, OSE Ltd. is providing the Company with needed operating cash.

Risk Factors

The following detailed risks pertain solely to the distribution segment of the Company’s business, and do not reflect risks particularly associated with the Company’s discontinued manufacturing operations.

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

Risk related to political, economic, and military conditions in Taiwan

The Company could be significantly impacted by the political, economic and military conditions in Taiwan since the Company’s subsidiary, OSEI, is a distributor for OSE Ltd., whose operations are principally located in Taiwan. Taiwan and the People’s Republic of China are continuously engaged in political disputes. Such disputes may continue and even escalate, resulting in economic embargo, a disruption in shipping or even military hostilities. This could severely harm OSEI’s business by interrupting or delaying production or shipment of products distributed by OSEI. Any kind of activity of this nature or even rumors of such activity could severely and negatively impact the Company’s results of operations and financial position.

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

Competition

The semiconductor packaging industry is highly competitive. OSE Ltd. and OSEP, which supply all of the product distributed by OSEI, currently face substantial competition from established packaging foundries located in Asia, such as Advanced Semiconductor Assembly Technology in Hong Kong, Advanced Semiconductor Engineering, Inc. and Siliconware in Taiwan, Amkor Technology and ChipPAC in Korea, and other subcontractors in Singapore, Taiwan, Malaysia and Indonesia. Each of these companies has significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities. Such companies have also established relationships with many large semiconductor companies, which are current or potential customers for products distributed by the Company. OSE Ltd. and OSEP could face substantial competition from Asian packaging foundries should one or more of such companies decide to establish foundry operations in North America. OSE Ltd. and OSEP also compete with other independent, North American packaging foundries, and with companies with in-house packaging capabilities as current and prospective customers constantly evaluate the Company’s capabilities against the merits of in-house packaging. Many of the Company’s customers are also customers of one or more of OSE Ltd.’s and OSEP’s principal manufacturing competitors. The principal elements of competition in the semiconductor packaging market include delivery cycle times, price, product performance, quality, production yield, responsiveness and flexibility, reliability and the ability to design and incorporate product improvements. The Company formerly competed (prior to discontinuance of its manufacturing operations) on the basis of shorter delivery cycle times it could offer customers due to the close proximity of its manufacturing facility to its customers’ operations and the end users of its customers’ products. Whether the loss of this advantage will materially impact the Company’s distribution operations cannot presently be predicted with certainty, but the effect could be negative.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

With respect to its interest-bearing liabilities, approximately $1.1 million representing the Company’s line of credit outstanding at September 28, 2003, was subject to a variable interest rate (bank’s prime rate plus 0.5%, which was 4.50% as of September 28, 2003). The Company is subject to interest rate risk, and could be subject to increased interest payments if market interest rates fluctuate upward.

The above line of credit agreement expired on February 15, 2003, but continued to operate under a letter of understanding dated March 28, 2003. Pursuant to the letter of understanding, payments from customers continued to be remitted directly to the lender and the Company provided borrowing base calculation to the banks on a weekly basis. The Company was allowed to use the extra portion of the cash if total cash plus the borrowing base exceeded the outstanding loan balance from the collection of its accounts receivable. The Company was required to pay off the outstanding balance by September 28, 2003. Over advances under this agreement were immediately payable to the lender. The Company paid off the balance of the line of credit on October 1, 2003, with funds advanced by OSE Ltd.

Without the line of credit with local banks, the Company will primarily depend on the cash generated from its operations and the financial support from OSE Ltd. If the Company’s operations do not generate sufficient cash and without the financial support from OSE Ltd., the Company will not be able to meet its debt obligation and continue its operations.

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

On September 16, 2003, the Company filed a Form 8-K to announce the execution of an Asset Purchase Agreement with a third party company to sell all the assets related to the Company’s manufacturing business.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSE USA, Inc.

Date: November 17, 2003	/s/ EDMOND TSENG
Edmond Tseng President, Chief Executive Officer and Acting Chief Financial Officer

Date: November 17, 2003	/s/ ELTON LI
Elton Li Corporate Controller and Chief Accounting Officer