Form 10-K
period 2003-12-31
OSE USA INC
filed 2004-03-26
CIK 924101

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission File Number 0-27712

OSE USA, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0309372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2223 Old Oakland Road San Jose, California	95131-1402
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (408) 383-0818

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company as of February 27, 2004, was approximately $284,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding as of February 27, 2004 was 56,725,808. The Registrant also had 3,000,000 shares and 3,023,225 shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively, outstanding on such date which is convertible at any time by the holder into 41,246,312 shares and 41,565,626 shares, respectively, of Common Stock.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Item 1.    Business

Reporting Segments

OSE USA, Inc. (the “Company”), formerly Integrated Packaging Assembly Corporation, was incorporated in California on April 28, 1992 and reincorporated in Delaware on June 19, 1997. The Company had two operating segments: (1) manufacturing and (2) distribution.

Within manufacturing, the Company’s business has been to assemble and package integrated circuits from wafers consigned by its customers. The Company’s focus has been on quad flat packages (“QFPs”), thin quad flat packages (“TQFPs”), ball grid array packages (“BGAs”), flip chips, and chip scale packaging (“CSPs”), which are used in complex integrated circuits with high pin-counts in the personal computer and telecommunications industries. The Company also provided advanced design and assembly services to satisfy its customers’ requirements. On September 8, 2003, the Company completed the sale of assets of its manufacturing division to a third party company. The assets included related equipment, inventory, books and records, permits and licenses, and intellectual property, for a total of $1 million, including $500,000 in cash and a $500,000 three year note.

Within distribution, the Company is the exclusive North American sales and marketing organization for Orient Semiconductor Electronics, Ltd. (“OSE” or “OSE Ltd.”) of Taiwan, a public Taiwanese company and the Company’s controlling stockholder. The Company is also the exclusive North American sales and marketing organization for affiliated company Orient Semiconductor Electronics Philippines, Inc. (“OSEP”). Revenues are derived exclusively from fees received on the sales of OSE and OSEP semiconductor assembly and test services to customers headquartered in North America, in accordance with a distribution agreement. The Company entered this segment of the market in October 1999 with the acquisition of OSE, Inc. (“OSEI”) and with the sale of the assets of its manufacturing segment currently operates in one segment. Unless otherwise noted, all references to customers and clients relate to our current business operations and not to the discontinued manufacturing business.

Strategy

The OSE Group consists of OSE, OSEP, OSEI, the Company, and other related entities. The role of the Company, after discontinuing its manufacturing segment, will be the same as the role of OSEI, which is to serve as the North American sales agent for the Group’s factories in Taiwan (OSE) and the Philippines (OSEP). The Company and OSEI will focus on maintaining existing customers and developing new customers in the North American region for OSE and OSEP. The role of OSE in this Group is to produce high volume, high pin count advanced assembly packaging and test services for worldwide customers located in Asia, North America, and Europe. The role of OSEP in this Group is to perform high-volume, low to medium pin count traditional assembly packaging and test service for its worldwide customers.

Discontinued Operations

On April 21, 2003, the Company announced the planned shut down of its US manufacturing business on or before June 30, 2003. The Company had planned to sell the entire manufacturing business to a third party or liquidate the assets through an auction house and use the net proceeds to pay down or reduce the liabilities of the segment. The reason for this decision was that the manufacturing segment of the Company had been incurring significant operating losses since 1997, especially during 2001 and 2002 when the overall technology sector suffered sizable downturn. Despite the effort to reduce employee headcount and operating expenses, the manufacturing segment continued to incur substantial losses each year. The management of the Company decided to dispose of the manufacturing segment.

On September 8, 2003, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Integrated Packaging Assembly Corporation, a newly-formed Delaware corporation (“IPAC”), for the sale to IPAC of the Company’s manufacturing business, including related equipment, inventory, books and records, permits and licenses, and intellectual property.

IPAC is an independently owned corporation organized by Victor Batinovich, who was a co-founder of the Company and its chief executive officer from 1992 to 1997. OSEU was originally organized as Integrated Packaging Assembly Corporation in California and reincorporated in Delaware under the same name prior to changing its name to OSE USA, Inc. in June 2001. Mr. Batinovich, IPAC and their affiliates have no current relationship with OSEU.

Pursuant to the Agreement, IPAC acquired the Company’s manufacturing assets for a total of $1 million, including $500,000 in cash and a three-year secured note in the amount of $500,000. The price of the assets and the manner of payment were determined in arm’s length negotiations between the parties and their representatives.

Approximately 100 employees were laid off as a result, and the Company’s remaining distribution staff consists of 13 persons.

Marketing and Sales

After the disposition of its manufacturing segment, the Company is focusing on maintaining existing customers and developing new customers in the North American Region for OSE and OSEP. Both OSE and OSEP are specialized in volume production. OSE focuses mainly on high pin count and advanced packages. OSEP focuses mainly on low to medium pin count and traditional packages. The goal of the Company is to promote both OSE and OSEP based on customer needs. For traditional packages like PDIP, SOIC, TSSOP and PLCC, the Company will promote OSEP based upon its lower manufacturing cost. For advanced packages like BGA, SIP (System In Package), Flip Chip, and CSP (Chip Scale Package), the Company will promote OSE based upon its greater experience and more advanced manufacturing technology. The Company’s business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and, at various times, has been subject to significant economic downturns and characterized by reduced product demand, rapid erosion of average selling prices and production over capacity. In addition, rapid technological change, evolving industry standards, intense competition and fluctuations in end user demand characterize the markets for integrated circuits. Because the Company’s business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any downturn in the semiconductor industry is expected to have an adverse effect on the Company’s business, financial condition and results of operations. For example, delays or rescheduling of orders due to a downturn or anticipated downturn in the semiconductor industry have in the past and could in the future have a material adverse effect on the Company’s business, operating results and financial condition. The trend in the industry is that most high volume production will continue moving to the low manufacturing cost areas and the Company, with the capacities and capability provided by OSE and OSEP, can service North American customers who are seeking low cost high volume contract manufacturers in the Asia region.

As dictated by the distribution agreement, the Company (through OSEI) is the exclusive North American sales agent for OSE and OSEP. Therefore, the Company has been heavily dependent on US based customers within the semiconductor industry. In 2001, the Company’s four major customers accounted for 51% of its revenue, and in 2002 and 2003 three major customers accounted for 44% and 36% of its revenue respectively.

The high concentration of business with a limited number of customers has adversely affected the Company’s operating results when business volume dropped substantially for several customers. There can be no assurance that such customers or any other customers will continue to place orders with the Company in the future at the same levels as in prior periods. The loss of one or more of the Company’s customers, or reduced orders by any of its key customers, would adversely affect the Company’s business, financial condition and results of operations. In order to deal with this, the Company intends to diversify its customer base by adding more new customers into its portfolio. By restructuring its sales force, using outside sales representatives, and effective sales management by OSE’s global sales and business development team, the Company believes it will mitigate the impact of customer concentration.

Customers and Target Market

The Company acts as the sales agent and provides distribution services for OSE and OSEP to a wide variety of customers, ranging from large multinational companies to smaller emerging technology companies, including start-ups. The Company’s marketing and sales efforts are focused on North American semiconductor companies that design or manufacture IC devices which are used in applications such as personal computers, modems, disk drives and telecommunication products.

Because of the variety of design and manufacturing services offered by OSE and OSEP, the Company believes that it is well positioned to offer services to customers in most market segments. For some customers, the Company serves both a design and production function, thereby permitting customers to concentrate on concept development, distribution and marketing, while accelerating their time to market, reducing their investment in engineering and manufacturing capacity and optimizing total product cost.

Many of the Company’s large customers contract independently through multiple divisions, subsidiaries, production facilities or locations. The Company believes that in most cases its sales to one such subsidiary, division, facility or location are not dependent on sales to others.

Competition

The semiconductor packaging industry is highly competitive, and the market is essentially global. The Company, together with its affiliates OSE and OSEP (the “Group”), currently faces substantial competition from established packaging foundries located in Asia, such as Advanced Semiconductor Assembly Technology in Hong Kong, Advanced Semiconductor Engineering, Inc. and Siliconware in Taiwan, Amkor Technology in Korea, and other subcontractors in Singapore, Taiwan, Malaysia and Indonesia. Each of these companies has significantly greater manufacturing capacity, financial resources, research and development operations, marketing and other capabilities than the Company and has been operating for a significantly longer period of time than the Group. Such companies have also established relationships with many large semiconductor companies, which are current or potential customers of the Company. The Group could face substantial competition from Asian packaging foundries should one or more of such companies decide to establish foundry operations in North America. The Group also competes with companies with in-house packaging capabilities as current and prospective customers constantly evaluate the Company’s capabilities against the merits of in-house packaging. Many of the Group’s customers are also customers of one or more of the Group’s principal competitors. The principal elements of competition in the semiconductor packaging market include delivery cycle times, price, product performance, quality, production yield, responsiveness and flexibility, reliability and the ability to design and incorporate product improvements. The Group believes it principally competes on the basis of shorter delivery cycle times it can offer customers due to the close proximity of its manufacturing facility to its customers’ operations and the end users of its customers’ products.

For the past several years, the Group has experienced a decline in the average selling prices for a number of its products. During 2001 the manufacturing segment of the Company shifted its focus to lower volume, faster turnaround production, which generates higher average selling prices. During 2003, the Company discontinued its manufacturing segment in the US and concentrated its efforts on promoting its offshore affiliates in Taiwan and Philippines. The Company expects that average selling prices for its products by OSE and OSEP will stabilize or increase in the future if, as many industry analysts predict, the semiconductor industry has an upswing in 2004.

Employees and Executive Officers

As of December 31, 2003, the Company had 17 full time employees, 13 in sales and customer service, and 4 in finance and administration. The Company’s employees are not represented by any collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good. The success of the Company’s future operations depends in large part on the Company’s ability to attract and retain highly skilled personnel.

The executive officers of the Company are as follows:

Name	Age	Position(s)
Edmond Tseng	57	Chairman of the Board of Directors, President, Chief Executive Officer, Acting Chief Financial Officer and Director
Elton Li	42	Corporate Controller, Chief Accounting Officer

Edmond Tseng has been President and Chief Executive Officer of the Company since November 2000 and President and Chief Executive Officer of OSEI since 1990. Mr. Tseng has been a Director and Chairman of the Board of Directors since April 1999. From June 1985 to December 1989, Mr. Tseng served as Director of Packaging Technology at Condata, Incorporated.

Elton Li joined the Company in December 2001 as Corporate Controller, and Chief Accounting Officer. From April 1995 to November 2001, Mr. Li served as Controller of A-Plus Manufacturing Corporation, an electronic manufacturing service (EMS) company. Prior to that period, Mr. Li held various accounting positions in leading firms in the public accounting and hospitality industries.

The Company’s success depends to a significant extent upon the continued service of its key personnel, each of whom would be difficult to replace. The competition for qualified employees is intense, and the loss of the services of key personnel or the inability to attract, retain and motivate qualified new personnel could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Item 2.    Properties

The Company’s principal operations are located in an area approximately 20,000 square foot in size, which it occupies under a ten-year lease, which expires in January 2008. The Company also leases space for the sales offices of OSEI located in Boston, Massachusetts and Phoenix, Arizona. The Company believes its existing facilities are adequate to meet its needs for the foreseeable future.

Item 3.    Legal Proceedings

None

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter to a vote of security holders.

Part II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

As of February 27, 2004, there were approximately 318 beneficial owners of the Company’s Common Stock. The Company’s Common Stock is listed for quotation on the OTC Bulletin Board under the Symbol “OSEE”. The following table sets forth for the periods indicated, the high and low prices of the Company’s Common Stock.

Fiscal Year Ended December 31, 2002	High	Low
First Quarter	$0.04	$0.02
Second Quarter	$0.05	$0.02
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.01	$0.003

Fiscal Year Ended December 31, 2003	High	Low
First Quarter	$0.009	$0.007
Second Quarter	$0.015	$0.006
Third Quarter	$0.01	$0.003
Fourth Quarter	$0.017	$0.004

The trading price of the Company’s Common Stock is normally subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, general conditions in the semiconductor industry and in the public stock markets, and other events or factors. The trading price has declined steadily since the Company encountered financial difficulties in 1997 and has remained at penny-fraction levels for more than a year. In these circumstances, it is not possible to predict with any certainty whether, when, or by how much the trading price of the Common Stock may decline further or increase in value.

The Company has not paid any cash dividends on its Common Stock and currently intends to retain any future earnings for use in its business. On August 9, 2002, the Company executed an agreement pursuant to which it rescinded its previous distribution of common shares from July 1999 through January 2002 paid to its majority shareholder, OSE, in settlement of a preferred dividend obligation of $1.6 million. Dividends on the Series A and B preferred stock are cumulative until paid. Under the terms of the agreement, OSE returned to the Company certificates representing 26,344,391 shares of Company common stock. In accordance with the terms and conditions of the Certificate of Designation for the Company’s Series A and Series B Preferred Stock, the Company agreed to accrue interest on the unpaid preferred dividends. As of December 31, 2003, the Company recorded accrued interest in the amount of $476,000 on unpaid preferred dividends. The decision to rescind the previous payment of dividends during 2002 was made after the Company was advised by its counsel (and also by special counsel engaged for this purpose) that the Company’s surplus and earnings may have been insufficient to support the payment of the dividends under the law of Delaware, the Company’s state of incorporation.

Item 6.    Selected Financial Data

Information listed below was derived from the audited financial statements of the respective years.

	Year Ended December 31
	1999	2000	2001	2002	2003
	(in thousands except per share data)
Revenues	$1,214	$7,646	$4,615	$4,803	$3,294

Operating expenses:
Selling, general and administrative expense	1,085	4,696	4,687	3,696	3,933
Reduction in force expense	—	—	—	—	41

Total operating expenses	1,085	4,696	4,687	3,696	3,974

Operating income (loss) from continuing operations	129	2,950	(72)	1,107	(680)

Interest and other income	72	158	81	93	22
Interest expense	(1,555)	(1,836)	(1,272)	(713)	(527)

Income from continuing operations before taxes	(1,354)	1,272	(1,263)	487	(1,185)
Provision for tax	—	—	(426)	12	(65)

Net income (loss) from continuing operations	(1,354)	1,272	(837)	475	(1,120)
Preferred stock dividends	308	413	889	1,146	1,105
Deemed dividend on preferred stock	6,800	—	—	—	—

Net income (loss) from continuing operations applicable to common stockholders	(8,462)	859	(1,726)	(671)	(2,225)

Net loss from discontinued operations	(8,519)	(11,811)	(8,484)	(7,608)	(5,549)

Net loss before cumulative effect of change in accounting principle	(16,981)	(10,952)	(10,210)	(8,279)	(7,774)
Cumulative effect of change in accounting principle	—	—	—	(1,400)	—

Net loss applicable to common stockholders	$(16,981)	$(10,952)	$(10,210)	$(9,679)	$(7,774)

Per share data (1):
Net income (loss) per share from continuing operations applicable to common stockholders—basic and diluted	$(0.34)	$0.01	$(0.03)	$(0.01)	$(0.04)
Net loss per share from discontinued operations—basic and diluted	$(0.34)	$(0.21)	$(0.14)	$(0.10)	$(0.10)
Cumulative effect of change in accounting principle basic and diluted	$0.00	$0.00	$0.00	$(0.02)	$0.00
Net loss applicable to common stockholders—basic and diluted	$(0.68)	$(0.20)	$(0.17)	$(0.13)	$(0.14)
Number of shares used to compute per share data Basic and diluted	24,957	55,676	60,865	73,092	56,695

Balance Sheet Data:
Working capital	$(5,956)	$(10,088)	$(18,964)	$(28,163)	$(36,212)
Total assets	$51,948	$40,677	$27,450	$19,499	$5,601
Long-term obligations/deferred gain	1,111	973	836	699	561
Convertible preferred stock	5,100	11,100	11,100	11,100	11,100
Total stockholders’ (deficit)	$(6,723)	$(17,124)	$(26,609)	$(37,439)	$(45,211)

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

Overview

As a result of a reduction in orders from the Company’s customers, the Company has had significant excess production capacity after the first quarter of 1997. The reduction in revenues and underutilization of capacity and the resulting inability to absorb fixed costs resulted in operating losses that continued through 2003. The Company’s independent accountants’ opinion on the Company’s December 31, 2002 and 2003 financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

OSEI was a privately held corporation that served as the exclusive North American distributor of OSE, a public Taiwanese company and the Company’s principal stockholder. On October 29, 1999, the Company acquired OSEI in a stock for stock exchange valued at approximately $4.7 million. In connection with the acquisition, the Company issued 25,910,090 shares of Common Stock to the OSEI shareholders. OSEI is operated as a wholly owned subsidiary of the Company, which has reported consolidated results with OSEI since the acquisition date. OSEI derives its revenues exclusively from fees received on the sales of OSE’s semiconductor assembly and test services to customers headquartered in North America.

On April 21, 2003, the Company announced the planned shut down of its US manufacturing business on or before June 30, 2003. The Company had planned to sell the entire manufacturing business to a third party or liquidate the assets through an auction house and use the net proceeds to pay down or reduce the liabilities of the segment. The reason for this decision was that the manufacturing segment of the Company has been posting significant operating losses since 1997, especially during 2001 and 2002 when the overall technology sector suffered a sizable downturn. Despite the effort of cutting back in employee headcount and operating expenses, the manufacturing segment continued to incur substantial operating losses each year. The management of the Company decided to disposition the manufacturing segment.

On September 8, 2003, the Company sold its manufacturing business, including related equipment, inventory, books and records, permits and licenses, and intellectual property to Integrated Packaging Assembly Corporation, a newly-formed Delaware corporation (“IPAC”).

Discontinued Operations

The Company’s manufacturing segment, after the sale of its equipment, inventory, books and records, permits and licenses, and intellectual property, has been treated as discontinued operations and has been presented in the Company’s financial statements as such. Losses from discontinued operations for the years ended December 31, 2001, 2002, and 2003 are $8.5 million, $7.6 million, and $5.5 million respectively.

Detailed financial results from discontinued operations are presented in note 2.

Results of Operations For The Years Ended December 31, 2001, 2002, and 2003

The following table sets forth, for the periods indicated, certain items in the Company’s statement of operations as a percentage of revenues:

	2001	2002	2003
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Selling, general, and administrative expense	101.6	77.0	119.4
Reduce in force expense	0.0	0.0	1.2

Total operating expenses	101.6	77.0	120.6
Operating income (loss) from continuing operations	-1.6	23.0	-20.6
Interest and other income	1.7	1.9	0.7
Interest expense	-27.6	-14.8	-16.0

Income (Loss) from continuing operations before taxes	-27.4	10.1	-36.0
Provision (benefit) for tax	-9.2	0.2	-2.0

Net income (loss) from continuing operations	-18.1	9.9	-34.0
Preferred Stock Dividends	19.3	23.9	33.5

Net loss from continuing operations applicable to common shareholders	-37.4	-14.0	-67.5

Net loss from discontinued operations	-183.8	-158.4	-168.5

Net loss before cumulative effect of change in accounting principle	-221.2	-172.4	-236.0
Cumulative effect of change in accounting principle	0.0	-29.1	0.0

Net loss applicable to common stockholders	-221.2%	-201.5%	-236.0%

Revenues

The Company is left with the distribution segment after the sale of assets of the manufacturing segment on September 8, 2003. The distribution segment earns revenue through a distributor agreement with OSE; revenues are derived from fees received on the sales of OSE’s and OSEP’s semiconductor assembly and test services to customers headquartered in North America and are recognized on a net commission basis. Revenue related to manufacturing is included in discontinued operations and presented on a net basis. Total distribution revenues decreased 31.3% to $3.3 million in 2003, from $4.8 million in 2002. Revenue increased 4.3% to $4.8 million in 2002, from $4.6 million in 2001. The decrease in revenues in 2003 was primarily due to the weakness in the overall semiconductor industry. The OSE management has decided to disengage from several major accounts, which were not sufficiently profitable. Also, OSE and OSEP lost some orders from major customers such as ATI to competitors due to lack of upgraded testing capability.

Selling, General and Administrative Expenses

Selling, general and administrative expense consists primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal and accounting costs. Selling, general and administrative expenses were $4.7 million, $3.7 million, and $4.0 million for the years ended December 31, 2001, 2002, and 2003, respectively. Selling expenses were mainly attributed to OSEI operation. The decrease in selling, general and administrative expenses in 2002 was mainly due to decrease in payroll expenses as a result of the resignation of its sales executive in late 2001 and a few sales managers in 2002. In addition, the distribution segment ceased amortizing its intangible assets related to goodwill in 2002. In general, the distribution segment maintains a stable sales force. However, during late November 2003, the Company reduced its sales force by 5 employees; the expense reduction impact will not be seen until 2004. As a percentage of revenues, selling, general and administrative expense increased to 119.4% in 2003 compared to 77.0% in 2002 and 101.6% in 2001. The fluctuation from 2001 to 2002 was mainly due to actual spending decrease. The fluctuation from 2002 to 2003 in percentages was mainly caused by the 31.3% revenue decrease in 2003.

Impairment of Assets

In 2002, the Company completed the two-step transitional impairment test for goodwill and distribution contract required by Statement of Financial Accounting Standards (SFAS) 142 “Goodwill and Other Intangible Assets”. Results from the test indicated that the book value of the reporting unit to which goodwill was assigned, exceeded its implied fair value. The Company determined the amount of goodwill impairment by allocating the implied fair value of the reporting unit to its assets and liabilities. The results of this allocation indicated that goodwill was fully impaired. The Company recorded the impairment loss of $1,400,000 as a cumulative effect of a change in accounting principle. In 2003, the Company performed similar test on its distribution agreement and concluded no impairment needed to be recorded.

Interest and Other Income

Interest and other income from continuing operations in 2003, 2002 and 2001, was $22,000, $93,000 and $81,000, respectively. Other income mainly consists of assets disposal gain or loss. The decrease in 2003 from 2002 was mainly due to lower interest rates and lower investment balances, which resulted from the loss from operations and capital expenditures. The increase in 2002 from 2001 was mainly due to a $7,000 asset disposal loss in 2001.

Interest Expense

Interest expense consists primarily of interest payable on bank debt and inter-company loans. Interest expense for 2003, 2002 and 2001 was $0.53 million, $0.71 million and $1.27 million respectively. The decrease in 2003 and 2002 was due to lower debt balances and lower interest rates.

On October 1, 2003, the Company paid off its line of credit with the banks. As of December 31, 2003, the Company recorded $0.22 million as interest related to these lines of credit.

During 2003, $26.1 million was converted from an inter-company payable to inter-company loans due in one year from their inception dates. As of December 31, 2003, the Company accrued $312,000 of interest payable with respect to these loans.

Provision for Income Taxes

The income tax benefit for the year ended December 31, 2001 and 2003, represents the reversal of an over accrual of income taxes resulting from a change in accounting estimate. The Company recognizes deferred tax assets if realization of such assets is more likely than not. Based upon available data, which includes the Company’s historical operating performance and the reported cumulative net losses in prior years, the Company has provided a full valuation allowance against the Company’s net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

Liquidity and Capital Resources

During 2003, the Company’s net cash provided by operations was $8.6 million, comprised primarily of a net loss of $1.1 million, offset by $0.4 million of non-cash charges for depreciation and amortization, a net increase in working capital of $12.1 million, offset by gain on sale of facility of $0.1 million and net cash used by discontinued operation of $2.7 million. The net increase in working capital items reflected a $2.7 million increase in accounts payable and a $9.6 million decrease in accounts receivable. As of December 31, 2003, the Company had a cash balance of $0.6 million.

In 2003, $0.5 million was provided by investing activities as a result of the sale of assets of the discontinued operations for a total of $1 million, including $0.5 million in cash and $0.5 million from a three-year promissory note

In 2003, $10.0 million was used in financing activities, including the pay down of the bank credit lines.

Cash provided by or used in operating, investing, and financing activities for the year ended December 31, 2001, 2002, and 2003 are summarized in the following table.

	December 31
	2001	2002	2003
Net cash provided by continuing operations	$9,377	$6,786	$11,332
Net cash used in discontinued operations	(4,286)	(5,564)	(2,730)

Net cash provided by operating activities	$5,091	$1,222	$8,602

Net cash (used in) continuing operations	$(14)	$(8)	$(15)
Net cash provided by (used in) discontinued operations	(161)	(13)	500

Net cash provided by (used in) investing activities	$(175)	$(21)	$485

Net cash (used in) financing activities	$(6,372)	$(1,565)	$(9,976)

The increase of $7.4 million in cash provided by operating activities from 2002 to 2003 was mainly due to a $9.6 million decrease in accounts receivable from 2002 to 2003 compared with a $3.4 million decrease in accounts receivable from 2001 to 2002. Cash used in discontinued operation in operating activities was $2.8 million less in 2003 than it was in 2002 due to a reduction in loss from manufacturing segment in 2003 as the segment was winding down its operations.

The decrease of $3.9 million in cash provided by operating activities from 2001 to 2002 was mainly due to a $3.4 million decrease in accounts receivable from 2001 to 2002 compared with a $6.2 million decrease in accounts receivable from 2000 to 2001. Cash used in discontinued operation in operating activities was $1.3 million more in 2002 than it was in 2001 as a result of lower revenue from manufacturing in 2002.

The increase in cash provided by investing activities in 2003 was mainly due to the $500,000 cash proceeds from the sale of the assets of the discontinued operations.

The increase in cash used in financing activities in 2003 was due to the increase in payments on the bank debt. Payments on bank debt for years 2001, 2002, and 2003 were $6.4 million, $1.6 million, and $10.0 million respectively.

Payments on bank debt increased in 2003 as a result of pay-off of the lines of credit.

As of December 31, 2002, the Company had a line of credit, as amended, with two banks that provided for advances up to the lesser of $15 million (committed revolving credit line) or the advance rate against qualified accounts receivable. Qualified accounts receivable is defined as eighty percent of eligible accounts receivable less than ninety days, excluding inter-company accounts. Over advances under this agreement are immediately payable to the lender. Borrowings under this line of credit accrue interest at the banks’ prime rate (4.25% at December 31, 2002) plus 0.50%, are collateralized by the assets of the Company and are guaranteed by OSE. Amounts outstanding under this line of credit were $9,978,000 at December 31, 2002. On October 1, 2003, the Company paid off the line of credit through collection of accounts receivable and funding from OSE.

Without the line of credit, the Company will require continued financial support from OSE to fulfill operating cash requirements. If OSE does not provide the Company with required cash, the Company will not be able to continue its operations. As shown in the consolidated financial statements, the Company incurred a net loss of $6,669,000 during the year ended December 31, 2003, and, as of that date, the Company’s current liabilities exceeded its current assets by $36,212,000 and its total liabilities exceeded its total assets by $34,111,000. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.

In 2003, the Company converted $26.1 million of its payable to OSE to two one-year loans. $17.5 million of principal bears interest at 3.5% and $8.6 million of principal bears interest at 3%. The $17.5 million loan is due on June 26, 2004 and the $8.6 million is due on December 29, 2004. The Company does not believe that it will have the ability to settle the loans on the due dates either through its operations or through financing from banks or other third parties. If OSE does not renew the loan in 2004, the Company will not be able to continue its operations.

The management of the Company believes that, after the closing of its manufacturing segment, the Company will be less dependent on OSE’s funding support except for the aforementioned loan. Without the manufacturing segment and with its distribution operation, the Company will not require any major capital expenditures. With the revised organization and cost structure, the Company believes that it may have the ability (except for the payable to OSE) to internally support its operating cash requirement in the upcoming fiscal year.

As of December 31, 2003, the Company had the following contractual obligations and commercial commitments:

	Payment due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In Thousands)
Contractual obligations:
Operating lease	$664	$158	$332	$174	$0

Total contractual cash obligation	$664	$158	$332	$174	$0

	Amount of commercial expiration per period
	Total amounts committed	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In Thousands)
Other commercial commitments:
Inter-company loan	$26,102	$26,102	$—	$—	$—

Total commercial commitments	$26,102	$26,102	$—	$—	$—

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

Revenue recognition

The Company’s current revenues come from distribution, which is recognized, on a net basis, based on OSEI’s distribution agreement with OSE, when the Company is informed by OSE that products have been shipped.

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

Effective May 1, 2003, the Company and OSE amended the distribution agreement with respect to the recording of accounts receivable derived from products shipped from OSE to customers in North America. The Company no longer records accounts receivable generated from such shipments, and payments related to invoices dated after May 1, 2003 have been remitted to OSE directly. The accounts receivable related to products shipped from OSEP as of December 31, 2003 were $2.2 million. The Company no longer records accounts receivable for OSE. All other terms and conditions of the distribution agreement remain in effect.

Valuation of long-lived assets

Prior to the sale of manufacturing segment in September 2003, the Company’s business required heavy investment in manufacturing facilities that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand for semiconductors produced in those facilities. We estimate the useful life of our manufacturing equipment, which is the largest component of our long-lived assets, to be six years. We base our estimate on our experience with acquiring, using and disposing of equipment over time. Depreciation expense is a major element of our manufacturing cost structure. We begin depreciation on new equipment when it is put into use for production. Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company estimates the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual dispositions. If the sum of the expected future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. In 2000, the Company recorded an impairment charge of $1.4 million related to its manufacturing equipment. In 2003 before the sale of its assets of its manufacturing segment, the Company evaluated the recoverability of the property and equipment that were held for sale and determined that the fair value was less than the carrying amount by $795,000, and accordingly recognized an impairment charge. Due to the fact that the Company sold the assets of its manufacturing segment, the above two impairments are included in the discontinued operations. After disposing of its manufacturing segment and the related equipment, the Company is operating in the distribution segment only.

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

Related Party Transactions

As disclosed in Note 10 in the accompanying financial statements, the Company is a member of a group of affiliated companies owned by Orient Semiconductor Electronics, Ltd. of Taiwan (“OSE”) and is a party to a number of significant related party transactions with OSE and its affiliates. Such transactions include:

•	OSE was guarantor of the Company’s bank debt as of December 31, 2002. On October 1, 2003, the Company paid off its bank line of credit and OSE is no longer a guarantor of the Company’s bank debt.

•	OSE is the largest creditor of the Company. As of December 31, 2003, the Company owed $26.1 million in inter-company loans to OSE. Please refer to Note 5 to the financial statements for details.

•	OSE was the sole shareholder of OSEI before the Company acquired OSEI in 1999. Accordingly, when the Company acquired OSEI, OSE received approximately 4.9 million shares of the Company’s common stock for its shares in OSEI. OSE also owns 3,000,000 and 3,023,225 shares of the Company’s Series A and B convertible preferred stock, respectively, convertible into 82,811,938 shares of Company common stock.

•	All the Company’s revenue is earned as a result of being a distributor for OSE. The revenue is based on a fixed percentage of the value of the semiconductor assembly and test services provided to customers in OSEI’s distribution area of entities headquartered in North America. Under the distribution agreement, OSEI is required to remit amounts collected from customers, less its commission, to OSE. As of December 31, 2003, accounts receivable includes approximately $2.1 million, that when collected, is due to OSEP pursuant to the distribution agreements with them. While OSEI is responsible for the collection of accounts receivable from its customers, it has obtained certain guarantees from OSE, which reduce OSEI’s exposure to credit risk. Based on the distributor agreements between OSEI, OSE, and OSEP, OSEI will be responsible for one third of any un-collectible amount that arises from customer sales.

Risk Factors Affecting Operating Results

The Company’s operating results are affected by a wide variety of factors that could materially and adversely affect revenues, gross profit, operating income and liquidity. These factors include the Company’s ability to secure additional financing, the short term nature of its customers’ commitments, the timing and volume of orders relative to OSE’s and OSEP’s production capacity, long lead times for the manufacturing equipment required by OSE and OSEP, evolutions in the life cycles of customers’ products, timing of expenditures in anticipation of future orders, lack of a meaningful backlog, effectiveness in managing production processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company’s average selling prices and changes in economic conditions. The occurrence or continuation of unfavorable changes in any of the preceding factors would adversely affect the Company’s business, financial condition and results of operations.

Risk of lack in funding for operations

If the Company cannot generate the cash for its ongoing operating expenses through operating cash flow and external financing activities, it may be materially adversely affected. The Company paid off its line of credit with the banks in 2003. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. The lack of local debt facility will make the Company primarily dependent on the funding support from OSE. Inability to generate needed cash from operations or debt financing would have a material adverse effect on meeting the Company’s debt obligation and funding continued operations.

Risk related to dependence on OSE and OSEU factory capacity and capability

The Company’s operating revenue derives solely from commissions revenue generated from business solicited by OSEI in North America and passed to OSE and OSEP factories. If the factories cannot produce products satisfactory to the end customers due to lack in manufacturing technology or capacity constraint, the Company will not be able to retain the customers. Both OSE and OSEP are also serving customers located in other regions of the world. If OSE and OSEP have to allocate their factory resources to other customers, the sales volume to North American customers might decline with an adverse impact on the Company’s revenue.

Risk related to high fluctuation in the semiconductor industry

The semiconductor industry is comprised of different market segments based on device type and the end use of the device. Accordingly, within the semiconductor industry, demand for production in a particular segment may be subject to more significant fluctuations than demand in other segments. If any of the Company’s significant customers are in a segment, which has experienced adverse market conditions, there could be an adverse effect on the Company’s business, financial condition and operating results. There can be no assurance that reduced demand, or the general economic conditions underlying such demand, will not continue to adversely affect the Company’s results of operations. Furthermore, there can be no assurance that any such continuation or expansion of this reduced demand will not result in an additional and significant decline in the demand for products by the Company’s customers and a corresponding material adverse impact on the Company’s business, operating results and financial condition.

Risk from terrorist activities and other political conditions

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

Risk of losing technological and manufacturing expertise

The semiconductor packaging industry is continuously going through technological changes, which require increased technological and manufacturing expertise. If OSE and OSEP were behind in developing the required expertise or the introduction of new packaging technologies, or if there were a reduction in or shift away from the packages under development, such events could result in a material adverse effect on the Company’s business, financial condition and results of operations.

Risk related to political, economic, and military conditions in Taiwan

The Company could be significantly impacted by the political, economic and military conditions in Taiwan, where OSE’s operations are principally located. Taiwan and the People’s Republic of China are continuously engaged in political disputes. Such disputes may continue and even escalate, resulting in economic embargo, a disruption in shipping or even military hostilities. This could severely harm the Company’s business by interrupting or delaying production or shipment of products, which OSEI distributes. Any activity of this nature, or even rumors of such activity, could severely and negatively impact the Company’s results of operations and financial position.

Risk related to geographical location

The Company’s facilities are located in California near major earthquake faults. In addition, some of the Company’s suppliers are located near earthquake sensitive areas. In the event of a major earthquake or other natural disaster near its facilities, the Company’s operations could be harmed. Similarly, a major earthquake or other natural disaster near the Company’s suppliers, like the one that occurred in Taiwan in September 1999, could disrupt the operations of those suppliers, thus limiting the availability of products for the Company to distribute and harming the Company’s business.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

On October 1, 2003, the Company paid off its line of credit with local banks through collections from accounts receivable and funding from OSE. As of December 31, 2003 and currently, the Company has no bank or other third party financing and will depend upon cash generated from its operations and continued financial support from OSE.

The Company has no trading portfolio, and its only market risk sensitive asset is the three-year $500,000 note received from IPAC in connection with the sale of the Company’s manufacturing assets on September 8, 2003. See the discussion of this transaction in Item 1 under the heading “Discontinued Operation.” The Company’s agreement requires that the Company assign the note to the Company’s landlord and that the note be secured by the purchaser; however, this assignment has not yet occurred, and the Company continues to hold the note as an asset, due to an unresolved dispute between the purchaser and the landlord as to the sufficiency of the offered security. At the same time, the purchaser is honoring the note by making required payments of interest directly to the landlord. These interest payments have not been recorded as income to the Company. Under these circumstances, it is the Company’s belief that any market risk sensitivity attached to the note does not and will not affect the Company.

The Company has two principal interest-bearing liabilities: (1) approximately $26.1 million in payables to the Company’s parent OSE which were converted into loans during 2003, and (2) interest on unpaid dividends on the Company’s Series A and B Preferred Stock. These items accrue interest at fixed rates and hence are not sensitive to market risk.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Financial Statement Schedules:

All schedules are omitted because they are not applicable, immaterial or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of OSE USA, Inc.

We have audited the accompanying consolidated balance sheets of OSE USA, Inc. (formerly Integrated Packaging Assembly Corporation) (a Delaware corporation and a majority owned subsidiary of Orient Semiconductor Electronics Limited, a Taiwanese public company) and subsidiary as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OSE USA, Inc. (formerly Integrated Packaging Assembly Corporation) and subsidiary as of December 31, 2002 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $6,669,000 during the year ended December 31, 2003, and, as of that date, the Company’s current liabilities exceeded its current assets by $36,212,000 and its total liabilities exceeded its total assets by $34,111,000. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    GRANT THORNTON LLP

San Jose, California

February 27, 2004

OSE USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,480	$591
Accounts receivable, net of allowance for doubtful accounts of $19 and $8, respectively	11,806	2,237
Prepaid expense and other current assets	39	52
Assets from discontinued operations	3,653	60

Total current assets	16,978	2,940
Property and equipment, net	79	75
Note receivable	—	500
Intangible assets, net of accumulated amortization of $1,115 and $1,470, respectively	2,442	2,087

Total Assets	$19,499	$5,602

LIABILITIES
Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Bank debt	$9,978	$—
Loan payable—related party	—	26,102
Accounts payable—related parties	30,440	7,014
Accrued dividends and interest on unpaid dividends	2,755	3,859
Accrued expenses and other liabilities	1,001	985
Liabilities from discontinued operations	966	1,192

Total current liabilities	45,140	39,152
Deferred gain on sale of facilities	698	561

Total Liabilities	45,838	39,713

Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; 6,023,225 (Series A: 3,000,000 shares, Series B: 3,023,225 shares) issued and outstanding; liquidation preference: Series A: $1.70 per share, Series B: $1.98 per share	11,100	11,100
Stockholders’ deficit:
Common stock, $.001 par value; 300,000,000 shares authorized; 56,416,212 (2002) and 56,725,808 (2003) shares issued and outstanding	56	56
Additional paid-in capital	54,456	54,458
Accumulated deficit	(91,951)	(99,725)

Total stockholders’ deficit	(37,439)	(45,211)

Total liabilities and stockholders’ deficit	$19,499	$5,602

The accompanying notes are an integral part of these consolidated financial statements.

OSE USA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31
	2001	2002	2003
Revenues	$4,615	$4,803	$3,294
Operating expenses:
Selling, general and administrative expenses	4,687	3,696	3,933
Reduction in force expense	—	—	41

Total operating expenses	4,687	3,696	3,974

Operating income (loss) from continuing operations	(72)	1,107	(680)
Interest and other income	81	93	22
Interest expense	(1,272)	(713)	(527)

Income (loss) from continuing operations before taxes and discontinued operations	(1,263)	487	(1,185)
Tax provision (benefit)	(426)	12	(65)

Net income (loss) from continuing operations	(837)	475	(1,120)
Preferred stock dividends and interest on unpaid dividends	889	1,146	1,105

Net loss from continuing operations applicable to common stockholders	(1,726)	(671)	(2,225)
Net loss from discontinued operations	(8,484)	(7,608)	(5,549)

Net loss before cumulative effect of change in accounting principle	(10,210)	(8,279)	(7,774)
Cumulative effect of change in accounting principle	—	(1,400)	—

Net loss applicable to common stockholders	$(10,210)	$(9,679)	$(7,774)

Per share data:
Net loss per share from continuing operations applicable to common stockholders—basic and diluted	$(0.03)	$(0.01)	$(0.04)
Net loss per share from discontinued operations—basic and diluted	$(0.14)	$(0.10)	$(0.10)
Cumulative effect of change in accounting principle—basic and diluted	$0.00	$(0.02)	$0.00
Net loss applicable to common stockholders—basic and diluted	$(0.17)	$(0.13)	$(0.14)
Number of shares used to compute per share data
Basic and diluted	60,865	73,092	56,695

The accompanying notes are an integral part of these consolidated financial statements.

OSE USA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amounts
Balance at January 1, 2001	56,373	$56	$54,882	$(72,062)	$(17,124)
Common Stock issued under stock plans	813	1	70	—	71
Preferred Dividends declared	—	—	—	(889)	(889)
Preferred dividends paid in stock	9,967	10	644	—	654
Net Loss	—	—	—	(9,321)	(9,321)

Balance at December 31, 2001	67,153	$67	$55,596	$(82,272)	$(26,609)
Common Stock issued under stock plans	815	1	13	—	14
Preferred Dividends declared	—	—	—	(888)	(888)
Interest on unpaid dividend	—	—	—	(258)	(258)
Preferred dividends paid in stock	14,800	14	428	—	442
Shares repurchase	(8)	—	—	—	—
Rescission of Preferred Dividend	(26,344)	(26)	(1,581)	—	(1,607)
Net Loss	—	—	—	(8,533)	(8,533)

Balance at December 31, 2002	56,416	$56	$54,456	$(91,951)	$(37,439)
Common Stock issued under stock plans	310	—	2	—	2
Preferred Dividends declared	—	—	—	(888)	(888)
Interest on unpaid dividend	—	—	—	(217)	(217)
Net Loss	—	—	—	(6,669)	(6,669)

Balance at December 31, 2003	56,726	$56	$54,458	$(99,725)	$(45,211)

The accompanying notes are an integral part of these consolidated financial statements.

OSE USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	December 31, 2001	December 31, 2002	December 31, 2003
Cash flows provided by (used in) operating activities
Net loss from continuing operations including cumulative effect of a change in accounting principle	$(837)	$(925)	$(1,120)
Adjustments:
Depreciation and amortization	754	377	373
Cumulative effect of a change in accounting principle		1,400
Gain on sale of facilities, net	(138)	(139)	(137)
Loss on sale of fixed assets	8	—	—
Changes in operating assets and liabilities
Accounts receivable	6,242	3,374	9,569
Prepaid and other assets	16	(6)	(13)
Accounts payable & accounts payable related parties	3,768	2,483	2,676
Accrued liabilities	(436)	222	(16)

Net cash provided by continuing operations	9,377	6,786	11,332
Net cash used in discontinued operations	(4,286)	(5,564)	(2,730)

Net cash provided by operating activities	5,091	1,222	8,602
Cash flows from investing activities
Capital expenditures	(14)	(8)	(15)

Net cash used in continuing operations	(14)	(8)	(15)
Net cash provided by (used in) discontinued operations	(161)	(13)	500

Net cash provided by (used in) investing activities	(175)	(21)	485
Cash flows from financing activities
Payments on bank debt	(6,443)	(1,579)	(9,978)
Proceeds from issuance of common stock, net	71	14	2

Net cash used in continuing operations	(6,372)	(1,565)	(9,976)
Net cash used in discontinued operations	—	—	—

Net cash used in financing activities	(6,372)	(1,565)	(9,976)
Net decrease in cash and cash equivalents	(1,456)	(364)	(889)
Cash and cash equivalents at beginning of period	3,300	1,844	1,480

Cash and cash equivalents at end of period	$1,844	$1,480	$591

Supplemental disclosure of cash flow information
Cash paid for interest	$1,315	$713	$215
Common stock issued for preferred dividend	$654	$442	$—
Rescission of common shares issued as payment for preferred dividends	$—	$(1,607)	$—
Sale of manufacturing equipment in exchange for notes receivable	—	—	$500
Conversion of accounts payable—related parties to loans payable—related parties	—	—	$26,102

The accompanying notes are an integral part of these consolidated financial statements

OSE USA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business

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

Within manufacturing, the Company’s business has been to assemble and package integrated circuits from wafers consigned by its customers. The Company’s focus has been on quad flat packages (“QFPs”), thin quad flat packages (“TQFPs”), ball grid array packages (“BGAs”), flip chips, and chip scale packaging (“CSPs”), which are used in complex integrated circuits with high pin-counts in the personal computer and telecommunications industries. The Company also provided advanced design and assembly services to satisfy its customers’ requirements. On September 8, 2003, the Company completed the sale of assets of its manufacturing division to a third party company. The assets sold included related equipment, inventory, permits and licenses, and intellectual property, for a total of $1 million, composed of $500,000 in cash and a $500,000 note receivable.

Within the distribution segment, the Company through its subsidiary OSE, Inc. (“OSEI”) is the exclusive North American sales and marketing organization for Orient Semiconductor Electronics, Ltd. (“OSE” or “OSE Ltd.”) of Taiwan, a public Taiwanese company and the Company’s controlling stockholder. The Company is also the exclusive North American sales and marketing organization for affiliated company Orient Semiconductor Electronics Philippines, Inc. (“OSEP”). Revenues are derived exclusively from fees received on the sales of OSE and OSEP semiconductor assembly and test services to customers headquartered in North America, in accordance with a distribution agreement. The Company entered this segment of the market in October 1999 with the acquisition of OSEI from OSE Ltd. and with the sale of the assets of the manufacturing segment currently operates in one segment.

Basis of Presentation

As a result of closing its manufacturing segment, the Company will focus on maintaining existing customers and developing new customers in North America for OSE and OSEP.

On October 1, 2003, the Company paid off the line of credit balance with local banks. As of December 31, 2003, the Company has no bank borrowing facility. Without the line of credit with local banks, the Company will solely depend on the cash generated from its operations and financial support from OSE. If the Company’s operations do not generate sufficient cash flows and without the financial support from OSE, the Company will not be able to meet its obligations and continue its operations.

These financial statements have been prepared on a going concern basis. As shown in the consolidated financial statements, the Company incurred a net loss of $6,669,000 during the year ended December 31, 2003, and, as of that date, the Company’s current liabilities exceeded its current assets by $36,212,000 and its total liabilities exceeded its total assets by $34,111,000. These factors, among others, as discussed in this note, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of inter-company balances and transactions.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Risks and uncertainties

The Company may be significantly impacted by the political, economic and military conditions in Taiwan, where OSE’s operations are principally located. Taiwan and the People’s Republic of China are continuously engaged in political disputes. Such disputes may continue and even escalate possibly resulting in economic embargo, a disruption in shipping or even military hostilities. Such events could severely harm OSEI’s business by interrupting or delaying production or shipment of products OSEI distributes. Any activity of this nature, or even rumors of such activity, could severely and negatively impact the Company’s results of operations and financial position.

Concentration of credit risk

The Company performs ongoing credit evaluations of its customers, which are semiconductor companies, and maintains reserves for estimated credit losses. Write-offs of accounts receivable were insignificant in all periods presented. In 2002 and 2003, three major customers accounted for 44% and 36% of its revenue respectively. As of December 31, 2002 and 2003, four customers accounted for 56% and 67% of the Company’s accounts receivable balances, respectively.

Financial instruments

The carrying amounts reported for cash and cash equivalents, accounts receivable, and accounts payable are considered to approximate fair values based upon the short maturities of these financial instruments. The carrying amount of borrowings under the line of credit in 2002 were also considered to approximate fair values as the interest rates on the borrowings adjust to the bank’s prime rate.

Accounts Receivable

The majority of the Company’s accounts receivable are due from semiconductor companies. Credit is extended based on evaluation of each customer’s financial condition and, generally, collateral is not required. A majority of accounts receivable are due within 30 days and are stated net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to bad debt expense, included in selling, general and administrative expenses. (See note 10 related party transactions).

Based on the distributor agreements between OSEI, OSE, and OSEP, OSEI will be responsible for one third of any un-collectible amount that arises from customer sales. The Company makes its estimates of the uncollectability of its accounts receivable by analyzing the accounts receivable aging.

Effective May 1, 2003, the Company and OSE, Ltd. amended the distribution agreement related to the recording of accounts receivable derived from products shipped from OSE Ltd to customers in North America. The Company no longer records accounts receivable generated from such shipments, and payments related to invoices dated after May 1, 2003 has been remitted to OSE Ltd. directly. The accounts receivable related to products shipped from OSEP as of December 31, 2003 were $2.2 million. The Company no longer records accounts receivable for OSE Ltd. All other terms and conditions of the distribution agreement remain in effect.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the Company’s allowance for doubtful accounts are as follows:

	2002	2003
	(in thousands)
Beginning balance	166	19
Bad debt expense reversal	(147)	(11)

Ending balance	19	8

Property and equipment

Property and equipment are recorded at cost. Depreciation for all other property and equipment is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years.

Long-lived asset impairment

The Company’s intangible asset consists of the distributor contract with OSE. The Company reviews its intangible assets annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers a history of operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, the distribution segment. If the long-lived assets are not recoverable based upon forecasted undisclosed cash flows, the Company writes down the impaired intangible to its estimated fair value, which becomes its new cost basis. The Company considers the present value of the projected future cash flow of the distribution segment in determining fair value of the related long-lived assets. Considerable management judgment is necessary to estimate projected future operating cash flows. Accordingly, if actual results vary from such estimates, significant future impairment could result.

Upon initial application of Statement of Financial Accounting Standards (SFAS) 142 as of January 1, 2002, the Company reassessed the useful life of the distributor contract and continued amortizing this intangible asset over its remaining useful life of eight years. Management believes that such amortization reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.

The Company reviewed the carrying value of goodwill associated with OSEI as of January 1, 2002 for impairment as required by the transitional impairment provisions of SFAS 142. Results from the review indicated that the carrying value of the reporting unit to which goodwill was assigned, exceeded its estimated fair value. The Company determined the amount of goodwill impairment by allocating the estimated fair value of the reporting unit to its assets and liabilities. The fair value of the impaired reporting unit underlying the segment was estimated using a discounted cash flow methodology. The results of this allocation indicated that goodwill was fully impaired. As a result, the Company recorded an impairment loss of $1,400,000 to the results of operations as a cumulative effect of the change in accounting principle.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2001 results do not reflect the provision of SFAS 142. Had the Company adopted SFAS 142 on January 1, 2001, the net loss and basic and diluted net loss per common share would have been changed to the adjusted amounts indicated below:

	Year Ended December 31
	2001	2002	2003
	(In thousands, except per share amounts)
Reported net loss applicable to common stockholders	$(10,210)	$(9,679)	$(7,774)
Add back: Goodwill amortization	372	—	—
Add back: Cumulative effect of change in accounting principle, net of tax of $0	—	1,400	—

Adjusted net loss applicable to common stockholders	$(9,838)	$(8,279)	$(7,774)

Basic and diluted earnings per share:
Reported net loss applicable to common stockholders	$(0.17)	$(0.13)	$(0.14)
Goodwill amortization	$0.01	—	—
Cumulative effect of change in accounting principle	—	$0.02	—

Adjusted net loss applicable to common stockholders	$(0.16)	$(0.11)	$(0.14)

Revenue recognition

The Company earns revenue through a distributor agreement with OSE. The nature of the distributor transactions is such that the Company does not bear the risks and rewards of ownership of the product being distributed and is compensated in a manner similar to a commission. Accordingly, revenue relating to the Company’s distribution agreement is recognized on a net basis. Net revenues recorded by the Company were $4.6 million, $4.8 million and $3.3 million, on gross billings of $100.8 million, $94.3 million and $67.2 million for the years ended December 31, 2001, 2002, and 2003, respectively.

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

SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” require

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models. These models were developed originally to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s fair value calculations for awards from stock option plans were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected term, four years from the date of grant in 2001, 2002 and 2003; stock price volatility, 342% in 2001, 406% in 2002, and 316% in 2003; risk free interest rate, 4.34% in 2001, 3.46% in 2002, and 2.54% in 2003; and no dividends during the expected term. The Company’s calculations are based on a single option valuation approach. The Company’s fair value calculations for awards from employee stock purchase plans were also made using the Black-Scholes option pricing model with the following weighted average assumptions: expected term, six months in 2001, 2002 and 2003; stock price volatility, 342% in 2001, 406% in 2002, and 316% in 2003; risk free interest rate, 4.06% in 2001, 1.73% in 2002, and 1.11% in 2003; and no dividends during the expected term.

If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net loss and net loss per share, basic and diluted, would have been as follows (in thousands, except per share amounts):

	2001	2002	2003
Net loss applicable to common stockholders, as reported (in thousands),	$(10,210)	$(9,679)	$(7,774)
Stock based compensation expense (benefit), pro forma	668	179	(9)

Net loss applicable to common stockholders, pro forma	$(10,878)	$(9,858)	$(7,765)

Net loss applicable to common stockholders, per share as reported—
Basic and diluted	$(0.17)	$(0.13)	$(0.14)
Net loss applicable to common stockholders, per share, pro forma—
Basic and diluted	$(0.18)	$(0.13)	$(0.14)

Comprehensive loss

There was no difference between the Company’s net loss and its total comprehensive loss for the periods reported in these financial statements.

Net loss per share

Basic loss per share (“EPS”) is computed by dividing net loss applicable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible preferred stock, using the if-converted method. The Company incurred a net loss during each period presented resulting in all options, warrants and convertible preferred stock outstanding being antidilutive and therefore, excluded from the calculations. (in thousands)

	Year Ended December 31
	2001	2002	2003
Antidilutive Securities:
Convertible preferred stock, if converted, common shares equivalent	82,812	82,812	82,812

Options and warrants outstanding	11,040	10,850	6,553

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, the Company applied certain assumptions and estimates in analyzing the impairment on its distribution agreement. The Company estimates the present value of the projected future cash flow of the distribution segment in determining fair value of the related long-lived assets. Accordingly, if actual results vary from such estimates, significant future impairment could result.

Reclassifications

Certain amounts for the fiscal years ended December 31, 2001 and 2002 have been reclassified to conform to the December 31, 2003 presentation

Deferred Rent

The Company computes rent expense on a straight-line basis for operating leases that contain provisions for scheduled rent increases over the lease term. The Company’s deferred rent liability consists of the net cumulative rent expensed in excess of rent payments since inception of these leases.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, as amended (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which the equity investors do not have either a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not hold variable interests in variable interest entities and, therefore, FIN 46 will not have an impact on our financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is applied prospectively to contracts entered into or modified after June 30, 2003. We do not utilize derivative instruments and, therefore, SFAS No. 149 will not have an impact on the accounting or reporting of our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer must classify and measure certain financial instruments with characteristics of both liabilities and equity. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with a few exceptions, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar year companies) for financial instruments issued before June 1, 2003. Statement 150’s provisions have been delayed indefinitely, except for required disclosures, for certain mandatorily redeemable noncontrolling interests, while its

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurement provisions have been delayed indefinitely for other mandatorily redeemable non-controlling interests issued prior to November 5, 2003. The effect of adopting Statement 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. Though we do have financial instruments with characteristics of both liabilities and equity, they do not fall under the scope of SFAS 150.

NOTE 2—DISCONTINUED OPERATIONS

On April 21, 2003, the Company announced management’s decision to discontinue the manufacturing segment. On September 3, 2003, the Company signed an agreement with an unrelated third party company to sell the Company’s manufacturing operation (including related equipment, inventory, and intellectual property) for a total of $1,000,000, comprised of $500,000 in cash and a $500,000 promissory note bearing interest at the prime rate. The principal of the note is due at the end of a three year period and interest is due monthly. The sale of assets was substantially completed as of September 8, 2003. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, these former activities have been accounted for as discontinued operations in the current financial statements. Condensed financial information for these discontinued operations is summarized below for the years ended December 31 2001, 2002 and 2003. (in thousands)

	For the Year Ended
	December 31, 2001	December 31, 2002	December 31, 2003
Total Revenues	$7,150	$5,523	$3,206
Cost and Expenses	(15,634)	(13,131)	(6,664)

Loss from operations of discontinued manufacturing segment	(8,484)	(7,608)	(3,458)
Impairment charge	—	—	(795)
Restructuring charge	—	—	(1,296)

Net loss from discontinued operations, net of taxes	$(8,484)	$(7,608)	$(5,549)

The Company incurred the following impairment and restructuring charges in connection with the planning and execution of its discontinued operation during the year ended December 31, 2003:

IMPAIRMENT

Impairment charges for the year ended December 31, 2003 were $795,000. On June 25 2003, the Company executed a letter of understanding with a potential buyer and the Company’s landlord (subsequently consummated on September 8, 2003), pursuant to which the buyer expressed an intent to buy the Company’s manufacturing segment through acquisition of its inventory, property and equipment, and its manufacturing process, for $1,000,000. The Company evaluated the recoverability of the property and equipment that were held for sale and determined that the fair value was less than the then carrying amount by $795,000, and accordingly, recognized an impairment charge of such amount to discontinued operations.

RESTRUCTURING CHARGES

The sale of the manufacturing operations and renegotiation of lease terms with the existing landlord created certain restructuring charges for the year ended December 31, 2003 as follows: (1) a lease termination cost in the amount of $500,000, (2) certain facility repair and improvements committed to by the Company, which were defined in the amended lease agreement and the Asset Purchase Agreement estimated at $250,000, and (3) severance pay and other related cost amounting to $546,000 as a result of discontinuing operations.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002 and 2003, the Company had the following assets and liabilities related to its discontinued operations (in thousands):

	December 31, 2002	December 31, 2003
Assets
Accounts receivable, net	$589	$—
Assets held for sale
Inventory, net	656	—
Property and equipment, net	2,189	—
Prepaid expense and other current Assets	212	60
Other assets	7	—

Total assets	$3,653	$60

Liabilities
Accounts payable	$360	$48
Accrued expenses and other liabilities	606	1,144

Total liabilities	$966	$1,192

The following table sets forth the Company’s reserve and asset impairment charge as of and for the year ended December 31, 2003:

	Provided in 2003	Utilized in 2003	Balance in 2003
2003 Reserve

Manufacturing Operation closures
Non-cash write-down of assets to estimated fair value and other related costs
Fixed assets impairment	$795	$(795)	$—
Inventory Reserve	521	(521)	—

Subtotal	1,316	(1,316)	—
Estimated cash costs associated with manufacturing operation closures and settlement of lease obligations
Tenant improvement	250	—	250
Accrued lease termination cost	500	—	500

Subtotal	750	—	750

Total Reserve	$2,066	$(1,316)	$750

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—BALANCE SHEET COMPONENTS:

	December 31,
	2002	2003
	(In thousands)
Property and equipment
Office and computer equipment	$236	$250
Furniture and fixtures	20	20

	256	270
Less: accumulated depreciation and amortization	(177)	(195)

	$79	$75

Accrued expenses and other liabilities
Accrued payroll and related expenses	$214	$160
Deferred rent	770	730
Other accrued liabilities	17	95

	$1,001	$985

NOTE 4—LEASING ARRANGEMENTS AND COMMITMENTS

On January 20, 1998, the Company completed the sale of its facilities, which consist of land and two buildings with a total of 138,336 square feet of building space, and agreed to lease back the 82,290 square foot building it then occupied. Net proceeds from the sale were $7.3 million, net of the elimination of $6.6 million of mortgage debt, fees, commissions and closing costs. The Company recognized a gain of $700,000 from the sale of the land and building not occupied by the Company. The remaining gain of approximately $1.4 million is being amortized as a reduction of lease expense over the initial ten-year term of the lease for the building that the Company occupies.

On September 8, 2003, the Company completed the sale of the assets of its manufacturing segment to a third party buyer. In connection with this transaction, the Company entered into an amended lease with the landlord. Based on the amended lease, the Company has been released from its original lease obligation for the first floor of the building and remains responsible for the second floor of the building for the remaining period of the original lease. The rent of the amended lease was also reduced as a result of a fair value adjustment.

The Company had a non-cancelable five-year operating lease for a 2,500 square foot portion of a building for its plating operations, with an option to extend. After the lease expired on November 1, 2002, the Company continued to lease the facility on a month-to-month basis throughout 2003. On September 8, 2003, the Company terminated this lease upon completion of its disposition of the manufacturing segment.

Rent expense was $94,000, $220,000, and $233,000 in 2001, 2002, and 2003, respectively.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the amended lease, net future minimum lease payments over the next five years and thereafter under non-cancelable operating leases at December 31, 2003 were as follows (in thousands):

Lease Payment
Year ending December 31:
2004	$158
2005	158
2006	174
2007	174

Total minimum payments	$664

NOTE 5—DEBT

Bank Line of Credit

The Company had a bank line of credit in the amount of $15 million that expired on February 15, 2003. The Company was required to pay off the outstanding balance by September 28, 2003. Borrowings under this line of credit accrued interest at the bank’s prime rate plus 0.50% and were collateralized by the assets of the Company and guaranteed by OSE Ltd. In connection with the sale of the Company’s manufacturing segment, the bank approved the sale of certain of the Company’s assets that were collateralized in connection with the bank debt, provided that the proceeds from the sale were used to pay down the bank loan.

As of September 28, 2003, the Company had borrowings of approximately $1.1 million, which was covered by the Company’s borrowing base of $1.4 million. The Company subsequently paid off this line of credit balance on October 1, 2003.

Loans Payable to Related Party

The Company has been withholding payments obtained from customers of OSE in order to support its operational cash requirement. This withholding was recorded as accounts payable – related party. In August 2003, OSE decided to convert part of this withholding to two interest-bearing loans.

The Company accrued interest expense of $312,000 for the year ended December 31, 2003 related to these loans.

Loan payable to related party at December 31, 2003 consists of:

Unsecured loan payable, interest payments are due in monthly installments of $51,000 at 3.5% per annum. The principal is due on June 26, 2004	$17,500,000
Unsecured loan payable, interest payments are due in monthly installments of $21,500 at 3.0% per annum. The principal is due on December 29, 2004	8,602,000

Total	$26,102,000

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—PREFERRED STOCK:

The Company had 20,000,000 shares of preferred stock authorized at December 31, 2003.

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

The holders of shares of Series A Preferred and Series B Preferred are entitled to dividends at the rate of $0.136 and $0.159, respectively, per annum per share payable semiannually on July 1 and January 1 each year. The dividends on Series A and Series B Preferred are payable in cash, shares of common stock or any combination of cash and shares of Common Stock, at the option of the holders of Series A and Series B Preferred and are cumulative until paid. The Series A Preferred and Series B Preferred are entitled to preferential payments of $1.70 and $1.98 respectively, per share in the event of a transaction whereby the existing shareholders of the Company own less than a 50% equity interest subsequent to the transaction or any liquidation, dissolution, or winding up of the Company.

On August 9, 2002, the Company executed an agreement pursuant to which it rescinded its previous distribution of common shares issued from July 1999 through January 2002 to its majority shareholder, OSE, in settlement of a preferred dividend obligation of $1.6 million. Under the terms of the agreement, OSE returned to the Company certificates representing 26,344,391 shares of OSE USA common stock. In accordance with the terms and conditions of the Certificate of Designation for the Company’s Series A and Series B Preferred Stock, the Company agreed to accrue interest on the unpaid preferred dividends. As of December 31, 2003, the Company recorded accrued interest in the amount of $217,000 on unpaid preferred dividends. The decision to rescind the previous payment of dividends was made after the Company was advised by its counsel (and also by special counsel engaged for this purpose) that the Company’s surplus and earnings may have been insufficient to support the payment of the dividends under the law of Delaware, the Company’s state of incorporation. As of December 31, 2002 and 2003, the Company’s dividends payable and interest on unpaid dividends were $2,755,000 and $3,859,000.

NOTE 7—EMPLOYEE BENEFIT PLANS

Stock Option Plan

The Company has a Stock Option Plan (the “Plan”), which provides for the grant of incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase up to 20,000,000 shares of common stock. ISOs may be granted to employees and NSOs may be granted to either employees or consultants. In accordance with the Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of common

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The Plan provides that the options shall be exercisable over a period not to exceed ten years and shall vest as determined by the Board of Directors. Substantially all of the options vest 25% one year after the date of grant and 1/48 each month thereafter. There is no deferred compensation balance at December 31, 2002 and 2003.

Options outstanding under this plan at December 31, 2001, 2002 and 2003 amounted to 7,526,019, 6,951,186, and 2,818,822 shares, respectively.

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

Options outstanding under this plan at December 31, 2001, 2002 and 2003 amount to 1,000,000, 1,400,000 and 1,800,000 shares, respectively.

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

Options outstanding under this plan at December 31, 2001, 2002 and 2003 amounted to 304,438, 299,438 and 89,438 shares, respectively.

Employee Stock Purchase Plan

The Company’s Stock Purchase Plan (the “Purchase Plan”) was adopted by the Company’s Board of Directors and stockholders in December 1995, and became effective upon the closing of the Company’s initial public offering on February 28, 1996. Under the Purchase Plan, a total of 5,000,000 shares of common stock have been reserved for issuance to eligible employees. The Purchase Plan allows employees to purchase shares through payroll deductions at 85% of the fair market value of the common stock at the beginning or the end of the applicable twelve-month purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code. Unless terminated sooner, the Purchase Plan will terminate ten years from its effective date. During 2001, 2002 and 2003 respectively, 812,770, 814,497 and 309,760 shares, respectively, were issued under the Plan.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 1, 2003, the Company cancelled the plan as a result of the expected reduction in employee headcount in connection with the disposition of its manufacturing segment.

Summary of Option Activity

The following table summarizes the Company’s stock option activity and related weighted average exercise price within each category for each of the years ended December 31, 2001, 2002 and 2003.

	2001		2002		2003
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Options outstanding at January 1	10,429,738	$0.42	8,830,457	$0.38	8,650,624	$0.35
Options granted	1,408,500	$0.07	612,000	$0.01	432,000	$0.01
Options canceled	(3,007,781)	$0.37	(791,833)	$0.44	(4,374,364)	$0.35
Options exercised	—	—	—	—	—	—

Options outstanding at December 31	8,830,457	$0.38	8,650,624	$0.35	4,708,260	$0.32

Options exercisable at December 31	4,601,918	$0.42	6,338,196	$0.37	4,308,968	$0.34

Available for grant at December 31	15,206,766		15,386,599		19,328,963

The weighted-average fair value of those stock options granted in 2001, 2002, and 2003 was $0.07, $0.01, and $0.01 per option, respectively.

The weighted-average fair value of these purchase rights granted in 2001, 2002, and 2003 was $0.08, $0.02, and $0.01, respectively, per right.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant option groups outstanding at December 31, 2003, and the related weighted average exercise price and remaining contractual life information are as follows:

	Outstanding		Exercisable
Options with exercise prices ranging from:	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$0.004	32,000	$0.004	0	$0.004	10
0.01	928,000	0.01	832,000	0.01	9
0.03	20,000	0.03	10,833	0.03	8
0.05	482,000	0.05	391,000	0.05	8
0.06—0.234	731,135	0.19	607,135	0.20	6
0.24—0.44	486,000	0.31	452,000	0.31	6
0.54—0.55	56,500	0.54	43,375	0.54	6
0.59	1,962,000	0.59	1,962,000	0.59	6
0.72—1.06	10,000	0.93	10,000	0.93	3
1.50	625	1.50	625	1.50	2

Options outstanding at December 31, 2003	4,708,260	0.32	4,308,968	0.34	7

NOTE 8—WARRANTS:

In 1999 and prior years, the Company issued a series of warrants in separate transactions totaling 2,575,806 shares. The estimated value of these warrants at the time of issuance, as determined by the Company, was amortized over the expected exercise term into expense in years prior to 2000. The remaining warrants outstanding and related expiration dates as of December 31, 2003 are as follows:

Expiration date	Exercised Price	Shares
09/09/04	$2.00	100,000

Total Warrants for Common Shares	$2.00	100,000

09/09/04	$0.1236	72,917
05/01/06	$0.1236	1,000,000
05/28/05	$0.1236	171,428
04/29/06	$0.1236	500,000

Total Warrants for Preferred Shares	$0.1236	1,744,345

Total Number of Warrants Outstanding	$0.2253	1,844,345

NOTE 9—INCOME TAXES:

In 2001, 2002 and 2003, the Company incurred net operating losses and recorded no provision for income taxes other than the minimum state income taxes. The income tax benefit for the year ended December 31, 2001 and 2003, represents the reversal of an over accrual of income taxes resulting from a change in accounting estimate.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for (benefit from) income taxes of continuing operations consists of: (in thousands)

	2001	2002	2003
	(In thousands)
Federal current	$—	$—	$—
State current	(426)	12	(65)

Total Current	(426)	12	(65)

Federal deferred	7,201	4,378	2,604
State deferred	951	629	199
Valuation allowance	(8,152)	(5,007)	(2,803)

Total deferred	—	—	—

Total	$(426)	$12	$(65)

Deferred income tax assets comprise the following (in thousands):

	December 31,
	2002	2003
Federal and state credit carryforwards	$2,817	$2,818
Federal and state net operating loss carryforwards	29,055	32,163
Provision for impaired assets	8,017	8,017
Leases, treated as operating for tax purposes	(2,396)	(2,396)
Depreciation	1,713	2,196
Reserves and accruals	1,374	587
Other	2	—

Deferred tax assets	40,582	43,385
Less valuation allowance	(40,582)	(43,385)

Net deferred tax asset	$—	$—

Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and a lack of carryback capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company’s net deferred tax assets. The valuation allowance increased by $5,007,000 and $2,803,000 in 2002 and 2003, respectively.

At December 31, 2003, the Company had federal and state net operating loss credit carryforwards (“NOLs”) of approximately $88,000,000 and $38,000,000 respectively, which can be used to reduce future taxable income. The federal NOLs, state NOLs and federal and state credits expire through 2023, 2013 and 2012 respectively, if not utilized. The availability and timing of these carry forwards to offset the taxable income may be limited due to the occurrence of certain events, including change of ownership.

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

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annual utilization of the NOLs generated through the date of issuance of Series A and Series B convertible preferred stock.

NOTE 10—RELATED PARTY TRANSACTIONS

The Company is a member of a group of affiliated companies owned by Orient Semiconductor Electronics, Ltd of Taiwan (“OSE”). Significant related party transactions with OSE and its affiliates are as follows:

Guarantor of Debt

OSE was a guarantor for the Company’s line of credit agreement with local banks as outlined in Note 5 through October 1, 2003, when the line of credit was paid off.

Financing

Accounts payable—related parties represents OSE customer payments collected by the Company and used to meet operating cash requirements. $26.1 million of this payable was converted into two loans in 2003. Details of these loans are disclosed in Note 5 to the financial statements

Distributor

All the revenue of OSEI, the Company’s subsidiary, is earned as a result of being a distributor for OSE. The revenue under the distribution agreement is based on a fixed percentage of the value of the semiconductor assembly and test services provided to customers in OSEI’s distribution area of entities headquartered in North America. For the years ended December 31, 2001, 2002, and 2003, OSEI distributed $96.2 million, $89.5 million and $63.9 million in product and services for OSE and affiliates and sold such products and services to its customers for $100.8 million, $94.3 million and $67.2 million, respectively. Accordingly, OSEI recorded revenue of $4.6 million, $4.8 million, and $3.3 million in 2001, 2002, and 2003, respectively. Under the distribution agreement, OSEI is required to remit amounts collected from customers, less its commission, to OSEP. As of December 31, 2003, accounts receivable included approximately $2.1 million, that when collected, is due to OSEP pursuant to the distribution agreement.

While OSEI is responsible for the collection of accounts receivable from its customers, it has obtained certain guarantees from OSE, which reduce OSEI’s exposure to credit risk. Based on the distributor agreements among OSEI, OSE, and OSEP, OSEI will be responsible for one third of any un-collectible amount that arises from customer sales.

Sublease With Affiliate

On November 14, 2000, the Company entered into a sublease agreement with a subsidiary of OSE for the lease of 16,480 square feet of building space through January 19, 2008. On May 31, 2002, the sublease was terminated by the tenant due to business restructuring of the tenant. Income from the sublease totaled $250,000 in 2002.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—QUARTERLY INFORMATION (UNAUDITED)

	First	Second	Third	Fourth	Total
Year Ended December 31, 2003
Revenues	$770	$782	$828	$914	$3,294
Operating income (loss) from continuing operations	$(399)	$(392)	$(152)	$263	$(680)
Net loss from continuing operations applicable to common stockholders	$(777)	$(745)	$(453)	$(250)	$(2,225)
Net loss from discontinued operations	$(1,403)	$(3,258)	$(553)	$(435)	$(5,549)
Net loss applicable to common stockholders	$(2,180)	$(3,903)	$(1,006)	$(685)	$(7,774)

Net loss from continuing operations per common share—basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Net loss from discontinued operations per common share—basic and diluted	$(0.03)	$(0.06)	$(0.01)	$(0.00)	$(0.10)
Net loss per common share—basic and diluted	$(0.04)	$(0.07)	$(0.02)	$(0.01)	$(0.14)

Year Ended December 31, 2002
Revenues	$1,121	$1,417	$1,212	$1,053	$4,803
Operating income (loss) from continuing operations	$(40)	$375	$38	$734	$1,107
Net income (loss) from continuing operations applicable to common stockholders	$(407)	$(69)	$(580)	$385	$(671)
Net loss from discontinued operations	$(1,675)	$(1,805)	$(1,554)	$(2,574)	$(7,608)
Net loss applicable to common stockholders	$(3,482)	$(1,874)	$(2,134)	$(2,189)	$(9,679)

Net income (loss) from continuing operations per common share—basic and diluted	$(0.01)	$(0.00)	$(0.01)	$0.01	$(0.01)
Net loss from discontinued operations per common share—basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.04)	$(0.10)
Net loss per common share	$(0.05)	$(0.02)	$(0.03)	$(0.03)	$(0.13)

Item 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report, have concluded that as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this annual report is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2004 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The Company only issues options in its compensation plans. The following table provides information as of December 31, 2003 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holder	4,708,260	$0.32	19,328.963
Equity compensation plans not approved by security holder	0	$0.00	0
Total	4,708,260	$0.32	19,328,963

The additional information required by this Item is incorporated by reference to the sections entitled “Principal Share Ownership” and “Security Ownership of Management” in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section entitled “Certain Transactions” in the Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth under the caption “Report of the Audit Committee of the Board of Directors” in the Proxy Statement.

PART VI

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following financial statements are filed as a part of this report:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2003

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2002 and 2003

Consolidated Statement of Stockholders’ Deficit for the Years Ended December 31, 2001, 2002 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2002 and 2003

Notes to Consolidated Financial Statements

(a)(2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) See the List of Exhibits, which follows the signature pages of this report, which is incorporated here by reference.

(b)	No reports on Form 8-K were filed during the fourth quarter of the period covered by this report.

(c)	The Exhibits set forth on the Exhibit List are filed and incorporated here by reference.

(d)	See Item 15(a)(2) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on March 25, 2004.

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

In accordance with the Exchange Act, this report has been signed below on March 25, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ EDMOND TSENG Edmond Tseng	Chairman, President, Chief Executive Officer, and Director (Principal Executive Officer and Principal Financial Officer)

/s/ ELTON LI Elton Li	Chief Accounting Officer (Principal Accounting Officer)

/s/ DONALD W. BROOKS Donald W. Brooks	Director

/s/ EDWARD S. DUH Edward S. Duh	Director

/s/ MITCHELL SHU HUNG KUNG Mitchell Shu Hung Kung	Director

/s/ PATRICK VERDERICO Patrick Verderico	Director

LIST OF EXHIBITS

Exhibit No.		Description of Document

3.1		Certificate of Incorporation as amended(1)

3.2		Certificate of Designation of Series A Convertible Preferred Stock(2)

3.3		Certificate of Designation of Series B Convertible Preferred St(3)

3.4		Bylaws, as amended(1)

10.1	*	Form of Indemnification Agreement(4)

10.2	*	1993 Stock Option Plan, as amended(5)

10.3	*	Employee Stock Purchase Plan, as amended(5)

10.4	*	1997 Nonstatutory Stock Option Plan(6)

10.5	*	1999 Director Option Plan(5)

10.6		Registration Rights Agreement, as amended(4)

10.7		1993 Warrant to Purchase 100,000 Shares of Series A Preferred Stock issued to MMC/GATX Partnership No. 1, as amended(4)(7)(8)

10.8		1993 Warrant to Purchase 12,800 Shares of Series A Preferred Stock, issued to MMC/GATX Partnership No. 1, as amended(4)(7)(8)

10.9		1993 Warrant to Purchase 100,000 Shares of Series A Preferred Stock, issued to Phoenix Leasing(4)

10.10		1994 Warrant to Purchase 216,000 Shares of Series A Preferred Stock, issued to Comdisco(4)

10.11		1995 Warrant to Purchase 97,826 Shares of Series A Preferred Stock, issued to The CIT Group/Equipment Financing(4)

10.12		1996 Warrant to Purchase 28,750 Shares of Series A Preferred Stock, issued to Comdisco(4)

10.13		1997 Warrant to Purchase 72,917 Shares of Common Stock, issued to MMC/GATX Partnership No. 1, as amended(6)(8)

10.14		Amended and Restated 1998 Warrant to Purchase 171,428 Shares of Common Stock, issued to Transamerica Business Credit Corporation(8)

10.15		No. 2 Stock Subscription Warrant (1999) to Purchase 500,000 Shares of Common Stock, issued to TBCC Funding Trust I(8)

10.16		1999 Warrant to Purchase 1,000,000 Shares of Common Stock, issued to MMC/GATX Partnership No. 1(8)

10.17		Intentionally left blank

10.18		Intentionally left blank

10.19		Intentionally left blank

10.20		Exclusive Sales Distributor Agreement between OSEI and OSE (October 29, 1999)(10)

10.20.1		Mar. 2003 Amendment to OSE Inc. Exclusive Sales Distributor Agreement

10.21		Intentionally left blank

10.22		Intentionally left blank

10.23		Intentionally left blank

10.24		Intentionally left blank

10.25		Intentionally left blank

Exhibit No.	Description of Document

10.26	Asset Purchase Agreement dated September, 2003 between the Company and IPAC(11)

10.27	Lease Amendment dated September, 2003 between the Company and Joseph Sully

23.1	Consent of Grant Thornton LLP, Independent Accountants.

24	Power of Attorney (see signature page)

31.1	Certification of Report of Chief Executive Officer (Section 302 of Sarbanes-Oxley Act)

31.2	Certification of Report of Chief Accounting Officer (Section 302 of Sarbanes-Oxley Act)

32	Certification of Report (Section 906 of Sarbanes-Oxley Act)

(1)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed Nov. 13, 2002

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed May 7, 1999

(4)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 333-326-LA), as amended, filed January 17,1996

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-88341) filed Oct. 1, 1999

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-49365) filed April 3, 1998.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed Nov. 3, 1997

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K, for the year ended December 31, 1999

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed January 30, 1998

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed November 15, 1999

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed September 16, 2003