Form 10-Q
period 2004-03-28
OSE USA INC
filed 2004-05-17
CIK 924101

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

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

Number of shares of common stock outstanding as of April 24, 2004: 56,725,808. As of April 24, 2004 the Company also had 3,000,000 shares of Series A Convertible Preferred Stock and 3,023,225 shares of Series B Convertible Preferred Stock, outstanding, which are convertible at any time by the holder into 41,246,312 shares and 41,565,626 shares, respectively, of common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSE USA, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	December 31, 2003	March 28, 2004 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$591	$442
Accounts receivable, net of allowance for doubtful accounts of $8 and $14, respectively	2,237	2,452
Prepaid expense and other current assets	52	201
Assets from discontinued operations	60	54

Total current assets	2,940	3,149
Property and equipment, net	75	71
Note receivable	500	500
Intangible assets, net of accumulated amortization of $1,470 and $1,559, respectively	2,087	1,998

Total Assets	$5,602	$5,718

Liabilities
Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Loan payable – related party	26,102	26,102
Accounts payable - related parties	7,014	7,350
Accrued dividends and interest on unpaid dividends	3,859	4,150
Accrued expenses and other liabilities	985	974
Liabilities from discontinued operations	1,192	1,034

Total current liabilities	39,152	39,610
Deferred gain on sale of facilities	561	527

Total Liabilities	39,713	40,137

Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; 6,023,225 (Series A: 3,000,000 shares, Series B: 3,023,225 shares) issued and outstanding; liquidation preference: Series A: $1.70 per share, Series B: $1.98 per share	11,100	11,100

Stockholders’ deficit:
Common stock, $.001 par value; 300,000,000 shares authorized; 56,416,212 (2002) and 56,725,808 (2003) shares issued and outstanding	56	56
Additional paid-in capital	54,458	54,458
Accumulated deficit	(99,725)	(100,033)

Total stockholders’ deficit	(45,211)	(45,519)

Total liabilities and stockholders’ deficit	$5,602	$5,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSE USA, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 30, 2003	March 28, 2004
Revenues	$770	$1,023

Operating expenses:
Selling, general and administrative	1,169	824

Total operating expenses	1,169	824

Operating income (loss) from continuing operations	(399)	199

Interest and other income	13	0
Interest expense	(118)	(217)

Loss from continuing operations before taxes	(504)	(18)
Provision for taxes	2	0

Net loss from continuing operations	(506)	(18)
Preferred stock dividends and interest on unpaid dividend	272	290

Net loss from continuing operations applicable to common stockholders	(778)	(308)

Net loss from discontinued operations	(1,403)	(0)

Net loss applicable to common stockholders	$(2,181)	$(308)

Per share data:
Net loss per share from continuing operations applicable to common stockholders – basic and diluted	$(0.01)	$(0.01)
Net loss per share from discontinued operations – basic and diluted	$(0.03)	$(0.00)
Net loss per share applicable to common stockholders – basic and diluted	$(0.04)	$(0.01)
Number of shares used to compute per share data basic and diluted	56,604	56,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSE USA, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For Three Months Ended
	March 30, 2003	March 28, 2004
Cash flows provided by (used in) operating activities
Net loss from continuing operations	$506	$(18)
Adjustments:
Depreciation and amortization	94	93
Gain on sale of facilities, net	(34)	(34)
Changes in operating assets and liabilities
Accounts receivable	2,789	(215)
Prepaid and other assets	(157)	(148)
Accounts payable & accounts payable related party	1,793	336
Accrued liabilities	(13)	(11)

Net cash provided by continuing operations	3,966	3
Net cash used in discontinued operations	(1,326)	(152)

Net cash provided by operating activities	2,640	(149)
Cash flows from investing activities
Cash restricted for debt obligation	(2,680)

Net cash used in continuing operations	(2,680)	—
Net cash provide by discontinued operations	329	—

Net cash used in investing activities	(2,351)	—
Cash flows from financing activities
Proceeds from issuance of common stock, net	2	—

Net cash provided by continuing operations	2	—
Net cash used in discontinued operations	—	—

Net cash used in financing activities	2	—

Net decrease in cash and cash equivalents	291	(149)
Cash and cash equivalents at beginning of period	1480	591

Cash and cash equivalents at end of period	$1,771	$442

Supplemental disclosure of cash flow information
Cash paid for interest	$119	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSE USA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OSE USA, Inc., formerly Integrated Packaging Assembly Corporation, (the “Company”) was incorporated in California on April 28, 1992 and reincorporated in Delaware on June 19, 1997. The Company changed its name on June 6, 2001 in connection with its strategic reorganization. The Company has operated historically within two segments of the semiconductor industry: (1) manufacturing and (2) distribution.

Within manufacturing, the Company’s business had been to assemble and package integrated circuits from wafers consigned by its customers. The Company’s focus has been on quad flat packages (“QFPs”), thin quad flat packages (“TQFPs”), ball grid array packages (“BGAs”), flip chips, and chip scale packaging (“CSPs”), which are used in complex integrated circuits with high pin-counts in the personal computer and telecommunications industries. The Company also provided advanced design and assembly services to satisfy its customers’ requirements. On September 8, 2003, the Company completed the sale of assets of its manufacturing division to a third party company. The assets sold included related equipment, inventory, permits and licenses, and intellectual property, for a total of $1 million, composed of $500,000 in cash and a $500,000 note receivable. All of the original contractual terms on the $500,000 note receivable have not been completed by the purchasing party. It is reasonably possible that the note receivable may be impaired, but an estimate cannot be determined at this time.

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

The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three month periods ended March 30, 2003 and March 28, 2004 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 2004.

Pursuant to Statement of Financial Accounting Standards (SFAS) No.144, activities from manufacturing segment for the three-month period ended March 30, 2003 have been accounted for as discontinued operations in the current financial statements. Certain amounts for the three-month period ended March 30, 2003 been reclassified to conform to the March 28, 2004 presentation.

The Company has experienced fluctuating levels of demand and ongoing net operating losses and has a negative stockholders’ equity of $45.5 million as of March 28, 2004. As a result of these circumstances, the Company’s independent accountants’ opinion on the Company’s December 31, 2003 consolidated financial statements included an explanatory paragraph to indicate that these matters raise substantial doubt about this Company’s ability to continue as a going concern.

NOTE 2. NEW ACCOUNTING STANDARDS

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supersedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3. DISCONTINUED OPERATIONS

On September 3, 2003, the Company signed an agreement with an unrelated third party to sell the Company’s manufacturing operation (including related equipment, inventory, and intellectual property) for a total of $1,000,000, comprised of $500,000 in cash and a $500,000 note bearing interest at the prime rate. The principal of the note is due at the end of a three-year period, following consummation, and interest is due monthly. The sale of assets was substantially completed as of September 8, 2003. Pursuant to SFAS No.144, these former activities have been accounted for as discontinued operations in the current financial statements. Condensed financial information for these discontinued operations is summarized below for the three months periods ended March 30, 2003 and March 28, 2004.

	For The Three Months Ended
	March 30, 2003	March 28, 2004
Total Revenues	$1,255	$—
Cost and Expenses	(2,658)	—

Loss from operations of discontinued manufacturing segment	(1,403)	—
Impairment charge	—	—
Restructuring charge	—	—

Net loss from discontinued operations, net of taxes	$(1,403)	$—

As of December 31, 2003 and March 28, 2004, the Company had the following assets and liabilities in its discontinuing operations: (In thousands)

	December 31, 2003	March 28, 2004 (Unaudited)
Assets
Prepaid expense and other current assets	$60	$54

Total assets	$60	$54
Liabilities
Accounts payable	$48	$—
Accrued expenses and other liabilities	1,144	1,034

Total liabilities	$1,192	$1,034

NOTE 4. STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price of the stock on the date of grant.

SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123,” require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models. These models were developed originally to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s fair value calculations for awards from stock option plans were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three month period ended
	March 30, 2003	March 28, 2004
Risk free interest rate for stock option	2.49%	2.58%
Risk free interest rate for stock purchase right	1.19%	*
Expected dividend yield	0%	0%
Expected volatility	87%	326%
Expected life for stock option (years)	4	4
Weighted average fair value of options granted during the period	$0.01	*

*	No option granted and no stock purchased during the three-month period ended March 28, 2004.

If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net loss and net loss per share, basic and diluted, would have been as follows (in thousands, except per share amounts):

	Three month period ended
	March 30, 2003	March 28, 2004
Net loss applicable to common stockholders, as reported-,	$(2,181)	$(308)
Stock based compensation expense, pro forma	(23)	(2)

Net loss applicable to common stockholders, pro forma	$(2,204)	$(310)
Net loss applicable to common stockholders, per share as reported-
Basic and diluted	$(0.04)	$(0.01)
Net loss applicable to common stockholders, per share, pro forma-
Basic and diluted	$(0.04)	$(0.01)

NOTE 5. ACCOUNTS RECEIVABLE

The majority of the Company’s accounts receivable is due from semiconductor companies. Credit is extended based on evaluation of each customer’s financial condition and, generally, collateral is not required. A majority of accounts receivable are due within 30 days and are stated net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to bad debt expense, included in selling, general and administrative expenses.

Based on the distributor agreements between OSEI, OSE, and OSEP, OSEI will be responsible for one third of any un-collectible amount that arises from customer sales. The Company makes its estimates of the uncollectability of its accounts receivable by analyzing the accounts receivable aging.

Effective May 1, 2003, the Company and OSE, Ltd. amended the distribution agreement related to the recording of accounts receivable derived from products shipped from OSE Ltd to customers in North America. The Company no longer records accounts receivable generated from such shipments, and payments related to invoices dated after May 1, 2003 have been remitted to OSE Ltd. directly. The accounts receivable related to products shipped from OSEP as of December 31, 2003 and March 28, 2004 were $2.2 million and $2.5 million, respectively. The Company no longer records accounts receivable for OSE Ltd. All other terms and conditions of the distribution agreement remain in effect.

Changes in the Company’s allowance for doubtful accounts are as follows:

	December 31, 2003	March 28, 2004 (Unaudited)
	(in thousands)
Beginning balance	$19	$8
Bad debt expense (reversal)	(11)	6

Ending balance	$8	$14

NOTE 6. INCOME TAXES

A provision for income taxes was recorded for the three month period ended March 30, 2003. Even though the Company operated at a loss, a state income tax liability has been accrued based on tax criteria set by the state of Massachusetts. The Company believes the realization of its deferred tax assets is unlikely and accordingly, has recorded an offsetting valuation allowance.

NOTE 7. NET LOSS PER SHARE

Net loss per basic and diluted share for the three month periods ended March 30, 2003 and March 28, 2004 was computed using the weighted average number of common shares outstanding during the period but exclude the dilutive potential of common shares from assumed conversions because of their anti-dilutive effect. Dilutive potential of common shares include conversion of preferred shares (Note 9), and outstanding stock options and warrants, using the treasury stock method. There were options and warrants outstanding at March 30, 2003 and March 28, 2004 to purchase an aggregate of 10,750,345 and 6,679,181 shares of Common Stock, respectively.

NOTE 8. LOANS PAYABLE – RELATED PARTY

The Company has been withholding payments obtained from customers of OSE in order to support its operational cash requirement. This withholding was recorded as accounts payable – related party. In August 2003, OSE decided to convert part of this withholding to two interest-bearing loans.

The Company accrued interest expense of $217,000 for the three month period ended March 28, 2004 related to these loans.

Loan payable to related party at December 31, 2003 and March 28, 2004 consists of:

Unsecured loan payable, interest payments are due in monthly installments of $51,000 at 3.5% per annum. The principal is due on June 26, 2004	$17,500,000
Unsecured loan payable, interest payments are due in monthly installments of $21,500 at 3.0% per annum. The principal is due on December 29, 2004	8,602,000

Total	$26,102,000

NOTE 9. PREFERRED STOCK

As of March 28, 2004, the Company had 3,000,000 shares of Series A convertible preferred stock, and 3,023,225 shares of Series B convertible preferred stock outstanding. Each share of Series A and Series B Preferred is convertible into 13.7487705 shares of the Company’s common stock at the option of the holders.

The holders of shares of Series A Preferred and Series B Preferred are entitled to dividends at the rate of $0.136 and $0.159, respectively, per annum per share, payable semi-annually on January 1 and July 1 each year. The dividends on Series A and Series B Preferred are payable in cash, shares of common stock or any combination of cash and shares of Common Stock, at the option of the holders of Series A and Series B Preferred. The holders of the Series A Preferred and Series B Preferred are entitled to preferential payments of $1.70 and $1.98 per share, respectively, in the event of any liquidation, dissolution, or winding up of the Company, including any consolidation, merger or other reorganization whereby the existing shareholders of the Company own less than 50% of the Company’s voting power subsequent to the transaction.

On August 9, 2002, the Company executed an agreement pursuant to which it rescinded its previous distribution of common shares issued from July 1999 through January 2002 to its majority shareholder, OSE, in settlement of a preferred dividend obligation of $1.6 million. Under the terms of the agreement, OSE returned to the Company certificates representing 26,344,391 shares of the Company’s common stock. In accordance with the terms and conditions of the Certificate of Designation for the Company’s Series A and Series B Preferred Stock, the Company agreed to accrue interest on the unpaid preferred dividends. The decision to rescind the previous payment of dividends was made after the Company was advised by its counsel (and also by special counsel engaged for this purpose) that the Company’s surplus and earnings may have been insufficient to support the payment of the dividends under the laws of Delaware, the Company’s state of incorporation. Dividends and interest on unpaid dividends of approximately $3.86 million and $4.15 million are included in accrued liabilities as of December 31, 2003 and March 28, 2004, respectively.

NOTE 10. SEGMENTS

The Company is left with the distribution segment after eliminating its manufacturing operations. The operating results shown on the face of the Condensed Consolidated Statements of Operations under continuing operations represents the three months operating results from the distribution segment for the periods ended March 30, 2003 and March 28, 2004.

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

Overview

As a result of a reduction in orders from the Company’s customers, the Company has had significant excess production capacity since the first quarter of 1997. The reduction in revenue and underutilization of capacity and the resulting under-absorption of fixed costs resulted in operating losses that continued through the first quarter of 2003. As a result of these and other related circumstances, the Company’s independent accountants’ opinion on the Company’s December 31, 2003 financial statements included an explanatory paragraph indicating that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and subject historically, to significant economic downturns characterized by reduced product demand, rapid erosion of average selling prices and excess production capacity. In addition, rapid technological change, evolving industry standards, intense competition and fluctuations in end-user demand characterize the markets for integrated circuits. Since the Company’s business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any future downturn in the semiconductor industry is expected to have an adverse effect on the Company’s business, financial condition and results of operations. These general industry conditions continue to affect the Company’s business for the three months ended March 28, 2004. Furthermore, since the Company’s expense levels are based in part on anticipated future revenue levels, if revenue were to fall below anticipated levels, the Company’s operating results would be materially adversely affected.

Manufacturing Segment Closing

On September 8, 2003, the Company completed the sale of assets of its manufacturing division to a third party company. The assets included related equipment, inventory, permits and licenses, and intellectual property, for a total of $1 million, comprised of $500,000 in cash and a $500,000 three-year note.

RESULTS OF CONTINUING OPERATIONS

The following discussion compares results from continuing operations for the three month periods ended March 30, 2003 and March 28, 2004. All amounts to reflect the effect of the discontinued operations for all periods presented.

Revenues

The Company is left with the distribution segment after the sale of assets of the manufacturing segment on September 8, 2003. The distribution segment earns revenue through a distribution agreement with OSE Ltd., pursuant to which revenues derived from fees received on the sales of OSE’s and OSEP’s semiconductor assembly and test services to customers headquartered in North America are recognized on a net commission basis. Revenue related to manufacturing is included in discontinued operations and presented on a net basis.

Total revenues increased 33% from $770,000 for the three-month period ended March 30, 2003 to $1,023,000 for the three-month period ended March 28, 2004. Revenue increased as a result of overall recovery of the semiconductor industry. Both OSE and OSEP are experiencing increased orders from customers.

Selling, General and Administrative Expenses

Selling, general and administrative expense consists primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal and accounting costs. Selling, general and administrative expenses were $1.2 million and $0.8 million for the three-month periods ended March 30, 2003 and March 28, 2004, respectively. Selling expenses were mainly attributed to OSEI operation. The decrease in selling, general and administrative expenses in 2004 was mainly due to decrease in payroll expenses as a result of reduction in sales personnel and accounting personnel. As a percentage of revenues, selling, general and administrative expense decreased from 152% to 81% for the three-month periods ended March 30, 2003 and March 28, 2004. The decrease in percentage was mainly caused by lower spending and higher revenue in 2004.

Interest and Other Income

Interest income is primarily comprised of interest earnings from investments in cash equivalents. Interest and other income decreased from $13,000 for the three-month period ended March 30, 2003 to $0 for the three-month period ended March 28, 2004. The decrease was mainly due to lower interest rates and lower cash balances.

Interest Expense

Interest expense consists of interest payable on bank debt and inter-company loans payable to OSE. Interest expenses were $118,000 and $217,000 for the three-month periods ended March 30, 2003 and March 28, 2004, respectively. The Company paid off its bank debt in October 2003. However, in August 2003, OSE converted $26,102,000 of the Company’s withholding to two interest bearing loans. As a result, the Company incurred higher interest expense due to higher debt balances.

Provision for Income Taxes

The Company recorded a $2,000 provision for income tax for the three-month period ended March 30, 2003 for Massachusetts state income tax.

Liquidity and Capital Resources

During the three-month period ended March 28, 2004, the Company’s net cash provided by continuing operations was $3,000. Net cash provided by operations was comprised primarily of a net loss of $18,000, increased by $93,000 of non-cash charges for depreciation and amortization, reduced by a non-cash $34,000 gain on sale of facility, and a $38,000 net decrease in working capital items. The net decrease in working capital items primarily reflected a $215,000 increase in accounts receivable, a $148,000 increase in prepaid and other current assets, a $336,000 increase in accounts payable and accounts payable to related party, and an $11,000 decrease in accrued liabilities. The Company had no cash provided by or used in investing and financing activities for the three-month period ended March 28, 2004. At March 28, 2004, the Company had cash and cash equivalents of $442,000.

Cash provided by or used in operating, investing, and financing activities for the three-month periods ended March 30, 2003 and March 28, 2004 are summarized in the following table. (in thousands)

	March 30, 2003	March 28, 2004
Net cash provided by continuing operations	$3,966	$3
Net cash used in discontinued operations	(1,326)	(152)

Net cash provided by (used in) operating activities	$2,640	$(149)

Net cash used in continuing operations	$(2,680)	$—
Net cash provided by discontinued operations	329	—

Net cash used in investing activities	$(2,351)	$—
Net cash provided by financing activities	$2	$—

The decrease of $2.8 million in cash provided by operating activities from 2003 to 2004 was mainly due to

(1) a $3.0 million difference in changes in accounts receivable. Accounts receivable decreased by $2.8 million during the three-month period in 2003 compared with a $0.2 million increase during the same period in 2004.

(2) a $1.5 million difference in changes in accounts payable. Accounts payable increased by $1.8 million during the three-month period in 2003 compared with a $0.3 million increase during the same period in 2004 and offset by

(3) a $1.1 million difference in cash used in discontinued operations. Cash used in discontinued operation in operating activities was $1.3 million during the three-month period in 2003 compared with $0.2 million during the same period in 2004. The decrease was due to a reduction in loss from manufacturing segment in 2004 as the segment has been fully closed and

(4) a $0.5 million difference in net loss from continuing operations. Net loss for the three-month period ended March 30, 2003 was $0.5 million compared with $18,000 for the same period in 2004. This was due to higher revenue and lower spending in 2004.

The decrease of $2.4 million in cash used in investing activities from 2003 to 2004 was mainly due to

(1)	a $2.7 million decrease in restricted cash from its bank loan obligation. The Company paid off its bank lines of credit in October 2003 and offset by

(2)	a $0.3 million decrease in cash provided by discontinued operations from 2003 to 2004.

In 2003, the Company converted $26.1 million of its payable to OSE to two one-year loans. $17.5 million of principal bears interest at 3.5% and $8.6 million of principal bears interest at 3%. The $17.5 million loan is due on June 26, 2004 and the $8.6 million is due on December 29, 2004. The Company does not believe that it will have the ability to settle the loans on the due dates either through its operations or through financing from banks or other third parties. If OSE does not renew the loans in 2004, the Company will not be able to continue its operations.

Without any debt facilities with a bank, the Company will require continued financial support from OSE Ltd. to fulfill operating cash requirements. If OSE Ltd. does not provide the Company with required cash, the Company may not be able to continue its operations. Currently, OSE Ltd. is providing the Company with needed operating cash.

Risk Factors Affecting Operating Results

The Company’s operating results are affected by a wide variety of factors that could materially and adversely affect revenues, gross profit, operating income and liquidity. These factors include the Company’s ability to secure additional financing, the short term nature of its customers’ commitments, the timing and volume of orders relative to OSE’s and OSEP’s production capacity, long lead times for the manufacturing equipment required by OSE and OSEP, evolutions in the life cycles of customers’ products, timing of expenditures in anticipation of future orders, lack of a meaningful backlog, effectiveness in managing production processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company’s average selling prices and changes in economic conditions. The occurrence or continuation of unfavorable conditions in any of the preceding factors would adversely affect the Company’s business, financial condition and results of operations.

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

Risk related to dependence on OSE and OSEP factory capacity and capability

The Company’s operating revenue consists solely of commission revenue generated from business solicited by OSEI in North America and passed to OSE and OSEP factories. If the factories cannot produce products satisfactory to the end customers due to lack in manufacturing technology or capacity constraint, the Company will not be able to retain the customers. Both OSE and OSEP are also serving customers located in other regions of the world. If OSE and OSEP have to allocate their factory resources to other customers, the sales volume to North American customers might decline with an adverse impact on the Company’s revenue.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On October 1, 2003, the Company paid off its line of credit with local banks through collections of accounts receivable and funding from OSE. As of March 28, 2004 and currently, the Company has no bank or other third party financing and will depend upon cash generated from its operations and continued financial support from OSE.

The Company has no trading portfolio, and its only market risk sensitive asset is the three-year $500,000 note received in connection with the sale of the Company’s manufacturing assets on September 8, 2003. See the discussion of this transaction in Item 1 under the heading “Discontinued Operation.” The Company’s agreement requires that the Company assign the note to the Company’s landlord and that the note be secured by the purchaser; however, this assignment has not yet occurred, and the Company continues to hold the note as an asset, due to an unresolved dispute between the purchaser and the landlord as to the sufficiency of the offered collateral. Until March 2004, the purchaser made required payments of interest directly to the landlord. Currently, the note is in default for nonpayment of interest, and both the Company and OSE are considering an appropriate response. Although the Company does not believe that it will be affected by the market risk sensitivity which is attached to this note, it is not possible to predict currently the financial impact on the Company if the purchaser continues to dishonor its payment obligations on the note. These interest payments have not been recorded as income to the Company as the Company and all parties involved in the transaction believe such interest payments are to be paid directly to the landlord. Under these circumstances, it is the Company’s belief that any market risk sensitivity attached to the note does not and will not affect the Company.

The Company has two principal interest-bearing liabilities: (1) approximately $26.1 million in payables to the Company’s parent OSE which were converted into loans during 2003, and (2) interest on unpaid dividends on the Company’s Series A and B Preferred Stock. These items accrue interest at fixed rates and hence are not sensitive to market risk.

ITEM 4. CONTROLS AND PROCEDURES

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

There were no significant changes in our internal controls during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls.

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

OSE USA, Inc.

Date: May 17, 2004	/s/ EDMOND TSENG
Edmond Tseng
Chief Executive Officer
and Acting Chief Financial Officer

Date: May 17, 2004	/s/ ELTON LI
Elton Li
Corporate Controller
and Chief Accounting Officer