Form 10-Q
period 2004-06-27
OSE USA INC
filed 2004-08-11
CIK 924101

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

Number of shares of common stock outstanding as of July 15, 2004: 56,725,808. As of July 15, 2004 the Company also had 3,000,000 shares of Series A Convertible Preferred Stock and 3,023,225 shares of Series B Convertible Preferred Stock, outstanding, which are convertible at any time by the holder into 41,246,312 shares and 41,565,626 shares, respectively, of common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSE USA, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	December 31, 2003	June 27, 2004 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$591	$750
Accounts receivable, net of allowance for doubtful accounts of $8 and $14, respectively	2,237	2,793
Prepaid expense and other current assets	52	150
Assets from discontinued operations	60	2

Total current assets	2,940	3,695
Property and equipment, net	75	65
Note receivable, net of allowance for doubtful account of $0 and $500, respectively	500	—
Intangible assets, net of accumulated amortization of $1,470 and $1,648, respectively	2,087	1,909

Total Assets	$5,602	$5,669

Liabilities
Current liabilities:
Loan payable – related party	$26,102	$26,102
Accounts payable - related parties	7,014	7,732
Accrued dividends and interest on unpaid dividends	3,859	4,439
Accrued expenses and other liabilities	985	1,066
Liabilities from discontinued operations	1,192	889

Total current liabilities	39,152	40,228
Deferred gain on sale of facilities	561	492

Total Liabilities	39,713	40,720

Convertible Preferred Stock and Stockholders’ Deficit
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; 6,023,225 (Series A: 3,000,000 shares, Series B: 3,023,225 shares) issued and outstanding; liquidation preference: Series A: $1.70 per share, Series B: $1.98 per share	11,100	11,100

Stockholders’ deficit:
Common stock, $.001 par value; 300,000,000 shares authorized; 56,725,808 shares issued and outstanding	56	56
Additional paid-in capital	54,458	54,458
Accumulated deficit	(99,725)	(100,665)

Total stockholders’ deficit	(45,211)	(46,151)

Total liabilities and stockholders’ deficit	$5,602	$5,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSE USA, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004
Revenues	$782	$1,207	$1,552	$2,230

Operating expenses:
Selling, general and administrative	1,174	1,338	2,342	2,162

Total operating expenses	1,174	1,338	2,342	2,162

Operating income (loss) from continuing operations	(392)	(131)	(790)	68

Interest and other income	6	8	19	8
Interest expense	(77)	(217)	(195)	(434)

Loss from continuing operations before taxes	(463)	(340)	(966)	(358)
Provision for taxes	10	2	12	2

Net loss from continuing operations	(473)	(342)	(978)	(360)
Preferred stock dividends	272	290	544	580

Net loss from continuing operations applicable to common stockholders	(745)	(632)	(1,522)	(940)

Net loss from discontinued operations	(3,158)	0	(4,561)	0

Net loss applicable to common stockholders	$(3,903)	$(632)	$(6,083)	$(940)

Per share data:
Net loss per share from continuing operations applicable to common stockholders – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Net loss per share from discontinued operations – basic and Diluted	$(0.06)	—	$(0.08)	—
Net loss applicable to common stockholders – basic and Diluted	$(0.07)	$(0.01)	$(0.11)	$(0.02)
Number of shares used to compute per share data basic and diluted	56,726	56,726	56,665	56,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSE USA, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For Six Months Ended
	June 29, 2003	June 27, 2004
Cash flows provided by (used in) operating activities
Net loss from continuing operations	$(978)	$(360)
Adjustments:
Depreciation and amortization	186	188
Bad debt	—	500
Amortization of gain on sale of facilities, net	(69)	(69)
Changes in operating assets and liabilities
Accounts receivable	9,307	(557)
Prepaid and other assets	(102)	(97)
Accounts payable & accounts payable related party	1,329	718
Accrued liabilities	147	81

Net cash provided by continuing operations	9,820	404
Net cash used in discontinued operations	(2,413)	(245)

Net cash provided by operating activities	7,407	159

Cash flows from investing activities
Cash restricted for debt obligation	(80)	—

Net cash used in continuing operations	(80)	—
Net cash used in discontinued operations	—	—

Net cash used in investing activities	(80)	—

Cash flows from financing activities
Payments on bank debt	(7,495)	—
Proceeds from issuance of common stock, net	2	—

Net cash used in continuing operations	(7,493)	—
Net cash used in discontinued operations	—
Net cash used in financing activities	(7,493)	—

Net increase (decrease) in cash and cash equivalents	(166)	159
Cash and cash equivalents at beginning of period	1,480	591

Cash and cash equivalents at end of period	$1,314	$750

Supplemental disclosure of cash flow information
Cash paid for interest	$195	$—
Common stock issued for preferred dividend	—	—

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

Within manufacturing, the Company’s business had been to assemble and package integrated circuits from wafers consigned by its customers. The Company’s focus has been on quad flat packages (“QFPs”), thin quad flat packages (“TQFPs”), ball grid array packages (“BGAs”), flip chips, and chip scale packaging (“CSPs”), which are used in complex integrated circuits with high pin-counts in the personal computer and telecommunications industries. The Company also provided advanced design and assembly services to satisfy its customers’ requirements. On September 8, 2003, the Company completed the sale of assets of its manufacturing division to a third party. The assets sold included equipment, inventory, permits and licenses, and intellectual property, for a total of $1 million, composed of $500,000 in cash and a $500,000 note receivable. All of the original contractual terms on the $500,000 note receivable have not been completed by the purchasing party On June 28, 2004, the Company filed a complaint in the Superior Court of Santa Clara County, California against the purchaser. The Company decided to fully reserve the $500,000 promissory note due to the uncertainty of collection.

Within the distribution segment, the Company through its subsidiary OSE, Inc. (“OSEI”) is the exclusive North American sales and marketing organization for Orient Semiconductor Electronics, Ltd. (“OSE”) of Taiwan, a public Taiwanese company and the Company’s controlling stockholder. The Company is also the exclusive North American sales and marketing organization for affiliated company Orient Semiconductor Electronics Philippines, Inc. (“OSEP”). Revenues are derived exclusively from fees received on the sales of OSE and OSEP semiconductor assembly and test services to customers headquartered in North America, in accordance with a distribution agreement. The Company entered this segment of the market in October 1999 with the acquisition of OSEI from OSE. and with the sale of the assets of the manufacturing segment currently operates in one segment.

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

The results of operations for the three and six month periods ended June 29, 2003 and June 27, 2004 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 2004.

The Company has experienced fluctuating levels of demand and ongoing net operating losses and has negative stockholders’ equity of $45.2 million as of December 31, 2003. As a result of these circumstances, the Company’s independent accountants’ opinion on the Company’s December 31, 2003 consolidated financial statements included an explanatory paragraph to indicate that these matters raise substantial doubt about this Company’s ability to continue as a going concern.

NOTE 2. DISCONTINUED OPERATIONS

On September 3, 2003, the Company signed an agreement with an unrelated third party to sell the Company’s manufacturing operation (including related equipment, inventory, and intellectual property) for a total of $1,000,000, comprised of $500,000 in cash and a $500,000 note bearing interest at the prime rate. The principal of the note is due at the end of a three-year period, following consummation, and interest is due monthly. The sale of assets was substantially completed as of September 8, 2003. Pursuant to SFAS No.144, these former activities have been accounted for as discontinued operations in the financial statements. Condensed financial information for these discontinued operations is summarized below for the three and six months periods ended June 29, 2003 and June 27, 2004.

	For The Three Months Ended		For The Six Months Ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004
Total Revenues	$1,321	$—	$2,576	$—
Cost and Expenses	(2,420)	—	(5,078)	—

Loss From of operations of discontinued manufacturing segment	$(1,099)	$—	$(2,502)	$—
Impairment charge	(795)	—	(795)	—
Restructuring charge	(1,264)	—	(1,264)	—

Net loss from discontinued operations, net of taxes	$(3,158)	$—	$(4,561)	$—

As of December 31, 2003 and June 27, 2004, the Company had the following assets and liabilities remaining in its discontinued operations: (In thousands)

	December 31, 2003	June 27, 2004 (Unaudited)
Assets
Prepaid expense and other current assets	$60	$2

Total assets	$60	$2
Liabilities
Accounts payable	$48	$—
Accrued expenses and other liabilities	1,144	889

Total liabilities	$1,192	$889

NOTE 3. STOCK-BASED COMPENSATION

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

	Three-month period ended		Six-month period ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004
Risk free interest rate for stock option	2.17%	3.35%	2.33%	2.97%
Risk free interest rate for stock purchase right	*	*	1.19%	*
Expected dividend yield	0%	0%	0%	0%
Expected volatility	357%	363%	260%	344%
Expected life for stock option (years)	4	4	4	4
Weighted average fair value of options granted during the period	$0.01	$0.06	$0.01	$0.06

*	No stock purchases occurred during the three-month period ended June 29, 2003, or during the three and six- month periods ended June 27, 2004.

If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net loss and net loss per share, basic and diluted, would have been as follows (in thousands, except per share amounts):

	Three month period ended		Six month period ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004
Net loss applicable to common stockholders, as reported-,	$(3,903)	$(632)	$(6,083)	$(940)

Stock based compensation income (expense), pro forma	31	2	8	—

Net loss applicable to common stockholders, pro forma	$(3,872)	$(630)	$(6,075)	$(940)

Net loss applicable to common stockholders, per share -

Basic and diluted – as reported	$(0.07)	$(0.01)	$(0.11)	$(0.02)

Basic and diluted – pro forma	$(0.07)	$(0.01)	$(0.11)	$(0.02)

NOTE 4. ACCOUNTS RECEIVABLE

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

Effective May 1, 2003, the Company and OSE amended the distribution agreement related to the recording of accounts receivable derived from products shipped from OSE Ltd to customers in North America. The Company no longer records accounts receivable generated from such shipments, and payments related to invoices dated after May 1, 2003 have been remitted to OSE directly. The accounts receivable related to products shipped from OSEP as of December 31, 2003 and June 27, 2004 were $2.2 million and $2.8 million, respectively. All other terms and conditions of the distribution agreement remain in effect.

Changes in the Company’s allowance for doubtful accounts are as follows:

	December 31, 2003	June 27, 2004 (Unaudited)
	(in thousands)
Beginning balance	$19	$8
Bad debt expense (recovery)	(11)	6

Ending balance	$8	$14

NOTE 5. INCOME TAXES

Provision for income taxes was recorded for the three and six-month periods ended June 27, 2004. Even though the Company operated at a loss, a state income tax liability has been accrued based on tax criteria set by the state of Massachusetts. The Company believes the realization of its deferred tax assets is unlikely and accordingly, has recorded an offsetting valuation allowance.

NOTE 6. NET LOSS PER SHARE

Net loss per basic and diluted share for the three and six month periods ended June 29, 2003 and June 27, 2004 was computed using the weighted average number of common shares outstanding during the period but excluding the dilutive potential of common shares from assumed conversions because of their anti-dilutive effect. Dilutive potential common shares include conversion of preferred shares (Note 8), and outstanding stock options and warrants, using the if-converted and treasury stock methods, respectively. At June 29, 2003, there were options and warrants outstanding to purchase an aggregate of 10,316,324 shares of Common Stock. At June 27, 2004, there were options and warrants outstanding to purchase an aggregate of 6,919,181 shares of Common Stock.

NOTE 7. LOANS PAYABLE – RELATED PARTY

The Company has been withholding payments obtained from customers of OSE in order to support its operational cash requirement. This withholding was recorded as accounts payable – related party. In August 2003, OSE decided to convert part of this withholding to two interest-bearing loans.

The Company accrued interest expense of $217,000 for the three-month period ended June 27, 2004 related to these loans.

Loan payable to related party at December 31, 2003 and June 27, 2004 consists of:

Unsecured loan payable, interest payments are due in monthly installments of $58,333 at 4.0% per annum. The principal is due on December 26, 2004*	$17,500,000

Unsecured loan payable, interest payments are due in monthly installments of $21,500 at 3.0% per annum. The principal is due on December 29, 2004	8,602,000

Total	$26,102,000

*	The principal due date has been extended from June 26, 2004 to December 26, 2004. The interest rate has been revised from 3.5% to 4.0% per annum effective June 27, 2004.

NOTE 8. CONVERTIBLE PREFERRED STOCK

As of June 27, 2004, the Company had 3,000,000 shares of Series A convertible preferred stock, and 3,023,225 shares of Series B convertible preferred stock outstanding. Each share of Series A and Series B Preferred is convertible into 13.7487705 shares of the Company’s common stock at the option of the holders.

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

On August 9, 2002, the Company executed an agreement pursuant to which it rescinded its previous distribution of common shares issued from July 1999 through January 2002 to its majority shareholder, OSE, in settlement of a preferred dividend obligation of $1.6 million. Under the terms of the agreement, OSE returned to the Company certificates representing 26,344,391 shares of the Company’s common stock. In accordance with the terms and conditions of the Certificate of Designation for the Company’s Series A and Series B Preferred Stock, the Company agreed to accrue interest on the unpaid preferred dividends. The decision to rescind the previous payment of dividends was made after the Company was advised by its counsel (and also by special counsel engaged for this purpose) that the Company’s surplus and earnings may have been insufficient to support the payment of the dividends under the laws of Delaware, the Company’s state of incorporation. Dividends and interest on unpaid dividends of approximately $3.86 million and $4.44 million are included in accrued liabilities as of December 31, 2003 and June 27, 2004, respectively.

NOTE 9. SEGMENTS

The Company is left with the distribution segment after eliminating its manufacturing operations. The operating results shown on the face of the Condensed Consolidated Statements of Operations under continuing operations represents the three and six month operating results from the distribution segment for the periods ended June 29, 2003 and June 27, 2004.

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

Overview

As a result of a reduction in orders from the Company’s customers, the Company had significant excess production capacity from the first quarter of 1997 until the closing of the Company’s manufacturing operations during 2003, as described below. The reduction in revenue and underutilization of capacity and the resulting under-absorption of fixed costs resulted in operating losses that continued through the first quarter of 2003. As a result of these and other related circumstances, the Company’s independent accountants’ opinion on the Company’s December 31, 2003 financial statements, and the Company’s independent accountant’s opinion on the Company’s financial statements for each of the prior fiscal years 1998 through 2003, included an explanatory paragraph indicating that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and subject historically, to significant economic downturns characterized by reduced product demand, rapid erosion of average selling prices and excess production capacity. In addition, rapid technological change, evolving industry standards, intense competition and fluctuations in end-user demand characterize the markets for integrated circuits. Since the Company’s business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any future downturn in the semiconductor industry is expected to have an adverse effect on the Company’s business, financial condition and results of operations. These general industry conditions continue to affect the Company’s business for the six-month period ended June 27, 2004.

Manufacturing Segment Closing

On September 8, 2003, the Company completed the sale of assets of its manufacturing division to a third party. The assets included related equipment, inventory, permits and licenses, and intellectual property, for a total of $1 million, comprised of $500,000 in cash and a $500,000 three-year note.

RESULTS OF CONTINUING OPERATIONS

The following discussion compares results from continuing operations for the three and six-month periods ended June 29, 2003 and June 27, 2004. All amounts have been reformatted to reflect the impact of the discontinued operations for all periods presented.

Revenues

The distribution segment earns revenue through a distribution agreement with OSE, pursuant to which revenues derived from fees received on the sales of OSE’s and OSEP’s semiconductor assembly and test services to customers headquartered in North America are recognized on a net commission basis. Revenue related to manufacturing is included in discontinued operations and presented on a net basis.

Total revenues increased 54% from $0.78 million for the three-month period ended June 29, 2003 to $1.21 million for the three-month period ended June 27, 2004. Total revenues increased 44% from $1.55 million for the six-month period ended June 29, 2003 to $2.23 million for the six-month period ended June 27, 2004. Revenue increased as a result of overall recovery of the semiconductor industry. Both OSE and OSEP are experiencing increased orders from customers during the first half of 2004. However, it is expected that the growth of the semi-conductor industry will slow down for the second half of the year.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal, and accounting costs. Selling, general and administrative expenses for the three and six month periods ended June 29, 2003 were $1.17 million and $2.34 million, respectively. Selling, general and administrative expenses increased 15% to $1.34 million and decreased 8% to $2.16 million respectively, for the three and six-month periods ended June 27, 2004. The $0.17 million increase for the three-month period was due primarily to increased spending in the legal fees and other SEC compliance related expenses. The $0.18 million decrease for the six-month period was due primary to the decrease in payroll expenses as a result of reduced headcount in sales personnel.

As a percentage of revenues, selling, general and administrative expenses decreased from 150% and 151% for the three and six month periods ended June 29, 2003, respectively, to 111% and 97% for the three and six month periods ended June 27, 2004, respectively. These decreases were mainly due to the higher revenue levels in 2004.

Interest and Other Income

Interest income is primarily comprised of interest earnings from investments in cash equivalents. Interest and other income increased for the three-month period ended June 29, 2003 and June 27, 2004 from $6,000 to $8,000 and decreased for the six-month period ended June 29, 2003 and June 27, 2004 from $19,000 to $8,000, respectively. The increase in the three-month period was mainly due to higher cash balance during the first quarter of 2004. The decrease in the six-month period was mainly due to lower other income during 2004.

Interest Expense

Interest expense consists of interest payable on bank debt and inter-company loans payable to OSE. Interest expense increased from $77,000 and $195,000 for the three and six month periods ended June 29, 2003, respectively, to $217,000 and $434,000 for the three and six-month periods ended June 27, 2004, respectively. Interest expense increased as a result of interest charges from inter-company loans offset by pay-down of the Company’s bank debt and lower interest rates.

Provision for Income Taxes

The Company recorded a $2,000 provision for income tax for the three and six-month period ended June 27, 2004 for Massachusetts state income tax.

Liquidity and Capital Resources

During the six-month period ended June 27, 2004, the Company’s net cash provided by continuing operations was $404,000. Net cash provided by operations was comprised primarily of a net loss of $360,000, increased by $188,000 of non-cash charges for depreciation and amortization and $500,000 of bad debt reserve, reduced by a non-cash $69,000 amortization of gain on sale of facility, and a $145,000 net increase in working capital items. The net increase in working capital items primarily reflected a $557,000 increase in accounts receivable, a $97,000 increase in prepaid and other current assets, a $718,000 increase in accounts payable and accounts payable to related party, and an $81,000 increase in accrued liabilities. The Company had no cash provided by or used in investing and financing activities for the six-month period ended June 27, 2004. At June 27, 2004, the Company had cash and cash equivalents of $750,000.

Cash provided by or used in operating, investing, and financing activities for the six-month periods ended June 29, 2003 and June 27, 2004 are summarized in the following table. (in thousands)

	June 29, 2003	June 27, 2004
Net cash provided by continuing operations	$9,820	$404
Net cash used in discontinued operations	(2,413)	(245)

Net cash provided by operating activities	$7,407	$159

Net cash used in continuing operations	$(80)	$—
Net cash provided by discontinued operations	—	—

Net cash used in investing activities	$(80)	$—

Net cash used in continuing operations	$(7,495)	$—
Net cash provided by discontinued operations	2	—

Net cash used by financing activities	$(7,493)	$—

The decrease of $7.2 million in cash provided by operating activities from 2003 to 2004 was mainly due to

(1) A $9.9 million difference in changes in accounts receivable. Accounts receivable decreased by $9.3 million during the six-month period in 2003 compared with a $0.6 million increase during the same period in 2004.

(2) A $0.6 million difference in changes in accounts payable. Accounts payable increased by $1.3 million during the six-month period in 2003 compared with a $0.7 million increase during the same period in 2004 offset by

(3) A $2.2 million difference in cash used in discontinued operations. Cash used in discontinued operation in operating activities was $2.4 million during the six-month period in 2003 compared with $0.2 million during the same period in 2004. The decrease was due to a reduction in loss from the manufacturing segment in 2004 as the segment has been fully closed and

(4) A $0.6 million difference in net loss from continuing operations. Net loss for the six-month period ended June 29, 2003 was $1.0 million compared with $0.4 million for the same period in 2004. This was due to higher revenue and lower spending in 2004.

The decrease of $80,000 in cash used in investing activities from 2003 to 2004 was due to a decrease in restricted cash from the Company’s bank loan obligation. The Company paid off its bank lines of credit in October 2003.

The decrease of $7.5 million in cash used in financing activities from 2003 to 2004 was due to a decrease in payments on bank debt as the Company paid off its bank lines of credit in October 2003.

In 2003, the Company converted $26.1 million of its payable to OSE to two one-year loans. $17.5 million of principal bears interest at 3.5% and $8.6 million of principal bears interest at 3%. The $17.5 million loan is due on June 26, 2004 and was extended to December 26, 2004 with revised interest rate at 4.0% effective June 27, 2004. The $8.6 million is due on December 29, 2004. The Company does not believe that it will have the ability to settle the loans on the due dates either through its operations or through financing from banks or other third parties. If OSE does not renew the loans in 2004, the Company will not be able to continue its operations.

Without any debt facilities with a bank, the Company will require continued financial support from OSE to fulfill operating cash requirements. If OSE does not provide the Company with required cash, the Company may not be able to continue its operations. Currently, OSE is providing the Company with needed operating cash.

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

Risk of lack of funding for operations

If the Company cannot generate the cash for its ongoing operating expenses through operating cash flow and external financing activities, it may be materially adversely affected. The Company paid off its line of credit with the banks in 2003. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. The lack of local debt facility makes the Company primarily dependent on the funding support from OSE. Inability to generate needed cash from operations or debt financing would have a material adverse effect on meeting the Company’s debt obligation and funding continued operations.

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

Risk from terrorist activities and other political conditions

The occurrence and threat of terrorist attacks and consequences of sustained military action, has adversely affected demand for products of our customers. A slowdown of the worldwide semiconductor market recovery or a significant decline in economic conditions in any significant geographic area would likely decrease the overall demand for the Company’s products, which could have a material adverse effect. If the economic recovery slowdowns or worsens as a result of terrorist activities, military action or otherwise, it could adversely impact customers’ ability to pay in a timely manner.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

On October 1, 2003, the Company paid off its line of credit with local banks through collections of accounts receivable and funding from OSE. As of June 27, 2004 and currently, the Company has no bank or other third party financing and will depend upon cash generated from its operations and continued financial support from OSE.

The Company has no trading portfolio, and its only market risk sensitive asset is the three-year $500,000 note received in connection with the sale of the Company’s manufacturing assets on September 8, 2003. See the discussion of this transaction in Item 1 under the heading “Discontinued Operation.” The Company’s agreement requires that the Company assign the note to the Company’s landlord and that the note be secured by the purchaser; however, this assignment has not yet occurred, and the Company continues to hold the note as an asset, due to an unresolved dispute between the purchaser and the landlord as to the sufficiency of the offered collateral. Due to the uncertainty of the collection of this note and the unresolved dispute between the Company and the purchaser, the Company decided to fully reserve the note. As of June 27, 2004, the purchaser has made required payments of interest directly to the landlord. These interest payments have not been recorded as income to the Company, since the Company and all parties involved in the transaction have consented that such interest payments are to be paid directly to the landlord.

The Company has two principal interest-bearing liabilities: (1) approximately $26.1 million in payables to the Company’s parent OSE which were converted into loans during 2003, and (2) interest on unpaid dividends on the Company’s Series A and B Preferred Stock. These items accrue interest at fixed rates and hence are not sensitive to market risk.

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this quarterly report is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 28, 2004, the Company filed a complaint in the Superior Court of Santa Clara County, California against Integrated Packaging Assembly Corporation, the purchaser of the assets of the manufacturing segment of the Company on September 8, 2003. The complaint asserts several causes of action but alleges primarily that the purchaser has not performed all of its obligations with respect to the $500,000 promissory note issued by the purchaser as part of the consideration for the purchase of the Company’s manufacturing assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on May 27, 2004, the following matters were acted upon and approved by the stockholders:

1.	The election of the following directors, each to a one-year term:

	Votes in Favor		Votes Withheld
Edmond Tseng	41,246,312		—
Patrick Verderico	84,500,154	*	118,695
Donald W. Brooks	125,865,161	**	114,968
Mitchell Kung	41,246,312		—
Edward S. Duh	41,246,312		—

2.	To ratify the appointment of Grant Thornton LLP as independent accountants of the Company for the 2004 fiscal year:

Votes in Favor	Votes Against	Votes Withheld
125,824,357**	13,660	27,144

*	Includes 3,000,000 shares of Series A Preferred voting on an “as converted” basis.
**	Includes 3,000,000 shares of Series A and 3,023,225 shares of Series B Preferred voting on an “as converted” basis.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302

31.2	Certification by Chief Accounting Officer pursuant to Section 302

32	Certification pursuant to Section 906

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSE USA, Inc.

Date: August 11, 2004	/s/ EDMOND TSENG
Edmond Tseng
Chief Executive Officer and Acting Chief Financial Officer

Date: August 11, 2004	/s/ ELTON LI
Elton Li
Corporate Controller and Chief Accounting Officer