Form 10-Q
period 2004-09-26
OSE USA INC
filed 2004-11-10
CIK 924101

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

Number of shares of common stock outstanding as of November 5, 2004: 56,725,808. As of November 5, 2004 the Company also had 3,000,000 shares of Series A Convertible Preferred Stock and 3,023,225 shares of Series B Convertible Preferred Stock, outstanding, which are convertible at any time by the holder into 41,246,312 shares and 41,565,626 shares, respectively, of common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSE USA, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	December 31, 2003	September 26, 2004 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$591	$307
Accounts receivable, net of allowance for doubtful accounts of $8 and $96, respectively	2,237	2,431
Prepaid expense and other current assets	52	99
Assets from discontinued operations	60	0

Total current assets	2,940	2,837
Property and equipment, net	75	64
Note receivable, net of allowance for doubtful account of $0 and $500, respectively	500	0
Intangible assets, net of accumulated amortization of $1,470 and $1,737 respectively	2,087	1,820

Total Assets	$5,602	$4,721

Liabilities, Redeemable
Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Loan payable – related party	$26,102	$26,102
Accounts payable - related parties	7,014	6,768
Accrued dividends and interest on unpaid dividends	3,859	4,738
Accrued expenses and other liabilities	985	1,023
Liabilities from discontinued operations	1,192	775

Total current liabilities	39,152	39,406
Deferred gain on sale of facilities	561	458

Total Liabilities	39,713	39,864

Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; 6,023,225 (Series A: 3,000,000 shares, Series B: 3,023,225 shares) issued and outstanding; liquidation preference: Series A: $1.70 per share, Series B: $1.98 per share	11,100	11,100

Stockholders’ Deficit:
Common stock, $.001 par value; 300,000,000 shares authorized; 56,725,808 shares issued and outstanding	56	56
Additional paid-in capital	54,458	54,458
Accumulated deficit	(99,725)	(100,757)

Total stockholders’ deficit	(45,211)	(46,243)

Total liabilities and stockholders’ deficit	$5,602	$4,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSE USA, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 26, 2004	September 28, 2003	September 26, 2004
Revenues	$828	1,240	$2,380	$3,470

Operating expenses:
Selling, general and administrative	980	844	3,323	3,006

Total operating expenses	980	844	3,323	3,006

Operating income (loss) from continuing operations	(152)	396	(943)	464

Interest and other income	4	8	23	16
Interest expense	(20)	(195)	(214)	(629)

Income (loss) from continuing operations before taxes	(168)	209	(1,134)	(149)
Provision for taxes	4	2	16	4

Net income (loss) from continuing operations	(172)	207	(1,150)	(153)

Net loss from discontinued operations	(553)	—	(5,114)	—

Net income (loss)	(725)	207	(6,264)	(153)
Preferred stock dividends	281	299	825	879

Net loss applicable to common stockholders	$(1,006)	$(92)	$(7,089)	$(1,032)

Per share data:
Net income (loss) per share from continuing operations
basic	$(0.00)	$0.00	$(0.02)	$(0.00)
diluted	$(0.00)	$0.00	$(0.02)	$(0.00)
Net loss per share from discontinued operations – basic and diluted	$(0.01)	—	$(0.09)	—
Net loss applicable to common stockholders – basic and diluted	$(0.02)	$(0.00)	$(0.13)	$(0.02)
Number of shares used to Compute per share data (see Note 6 to financial statements)
basic	56,726	56,726	56,685	56,726
diluted	56,726	139,538	56,685	56,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSE USA, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For Nine Months Ended
	September 28, 2003	September 26, 2004
Cash flows provided by (used in) operating activities
Net loss from continuing operations	$(1,150)	$(153)
Adjustments:
Depreciation and amortization	279	281
Bad debt reserve for notes receivable	—	500
Gain on sale of facilities, net	(102)	(103)
Changes in operating assets and liabilities
Accounts receivable	9,998	(194)
Prepaid and other assets	(52)	(47)
Accounts payable & accounts payable related party	2,140	(246)
Accrued liabilities	213	38

Net cash provided by continuing operations	11,326	76
Net cash used in discontinued operations	(2,205)	(357)

Net cash provided (used) by operating activities	9,121	(281)

Cash flows from investing activities
Capital expenditures	(14)	(3)

Net cash used in investing activities	(14)	(3)

Cash flows from financing activities
Payments on bank debt	(8,876)	—
Proceeds from issuance of common stock, net	2	—

Net cash used in financing activities	(8,874)	—

Net (decrease) increase in cash and cash equivalents	233	(284)
Cash and cash equivalents at beginning of period	1,480	591

Cash and cash equivalents at end of period	$1,713	$307

Supplemental disclosure of cash flow information
Cash paid for interest	$215	—

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

Within manufacturing, the Company’s business had been to assemble and package integrated circuits from wafers consigned by its customers. The Company’s focus has been on quad flat packages (“QFPs”), thin quad flat packages (“TQFPs”), ball grid array packages (“BGAs”), flip chips, and chip scale packaging (“CSPs”), which are used in complex integrated circuits with high pin-counts in the personal computer and telecommunications industries. The Company also provided advanced design and assembly services to satisfy its customers’ requirements. On September 8, 2003, the Company completed the sale of assets of its manufacturing division to a third party. The assets sold included equipment, inventory, permits and licenses, and intellectual property, for a total of $1 million, composed of $500,000 in cash and a $500,000 note receivable. All of the original contractual terms on the $500,000 note receivable have not been completed by the purchasing party as of September 26, 2004. On June 28, 2004, the Company filed a complaint in the Superior Court of Santa Clara County, California against the purchaser. The Company decided to fully reserve the $500,000 promissory note due to the uncertainty of collection.

Within the distribution segment, the Company through its subsidiary OSE, Inc. (“OSEI”) is the exclusive North American sales and marketing organization for Orient Semiconductor Electronics, Ltd. (“OSE”) of Taiwan, a public Taiwanese company and the Company’s controlling stockholder. The Company is also the exclusive North American sales and marketing organization for affiliated company Orient Semiconductor Electronics Philippines, Inc. (“OSEP”). Revenues are derived exclusively from fees received on the sales of OSE and OSEP semiconductor assembly and test services to customers headquartered in North America, in accordance with a distribution agreement. The Company entered this segment of the market in October 1999 with the acquisition of OSEI from OSE and with the sale of the assets of the manufacturing segment currently operates in one segment.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not have the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three and nine-month periods ended September 28, 2003 and September 26, 2004 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 2004.

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

NOTE 2. DISCONTINUED OPERATIONS

On September 3, 2003, the Company signed an agreement with an unrelated third party to sell the Company’s manufacturing operation (including related equipment, inventory, and intellectual property) for a total of $1,000,000, comprised of $500,000 in cash and a $500,000 note bearing interest at the prime rate. The principal of the note is due at the end of a three-year period, following consummation, and interest is due monthly. The sale of assets was substantially completed as of September 8, 2003. Pursuant to SFAS No.144, these former activities have been accounted for as discontinued operations in the financial statements. Condensed financial information for these discontinued operations is summarized below for the three and nine-month periods ended September 28, 2003 and September 26, 2004.

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2003	September 26, 2004	September 28, 2003	September 26, 2004
Total Revenues	$568	$—	$3,144	$—
Cost and Expenses	(1,101)	—	(6,179)	—

Loss from operations of discontinued manufacturing segment	$(533)	$—	$(3,035)	$—
Impairment charge	—	—	(795)	—
Restructuring charge	(20)	—	(1,284)	—

Net loss from discontinued operations, net of taxes	$(553)	$—	$(5,114)	$—

As of December 31, 2003 and September 26, 2004, the Company had the following assets and liabilities remaining in its discontinued operations: (In thousands)

	December 31, 2003	September 26, 2004 (Unaudited)
Assets
Prepaid expense and other current assets	$60	$—
Total assets	$60	$—
Liabilities
Accounts payable	$48	$—
Accrued expenses and other liabilities	1,144	775

Total liabilities	$1,192	$775

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

	Three-month period ended		Nine-month period ended
	September 28, 2003	September 26, 2004	September 28, 2003	September 26, 2004
Risk free interest rate for stock option	2.67%	3.21%	2.44%	3.05%
Risk free interest rate for stock purchase right	1.02%	**	1.11%	**
Expected dividend yield	0%	0%	0%	0%
Expected volatility	424%	360%	323%	350%
Expected life for stock option (years)	4	4	4	4
Weighted average fair value of options granted during the period	*	*	$0.01	$0.06

*	No options were granted during the three-month period ended September 28, 2003 and September 26, 2004
**	No stocks were purchased during the three and nine-month periods ended September 26, 2004.

If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net loss and net loss per share, basic and diluted, would have been as follows (in thousands, except per share amounts):

	Three-month period ended		Nine-month period ended
	September 28, 2003	September 26, 2004	September 28, 2003	September 26, 2004
Net loss applicable to common stockholders, as reported-,	$(1,006)	$(92)	$(7,089)	$(1,032)
Stock based compensation expense, pro forma	(15)	(1)	(7)	(1)

Net loss applicable to common stockholders, pro forma	$(1,021)	$(93)	$(7,096)	$(1,033)
Net income (loss) applicable to common stockholders, per share as reported- Basic and diluted	$(0.02)	$(0.00)	$(0.13)	$(0.02)
Net income (loss) applicable to common stockholders, per share, pro forma- Basic and diluted	$(0.02)	$(0.00)	$(0.13)	$(0.02)

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

Effective May 1, 2003, the Company and OSE amended the distribution agreement related to the recording of accounts receivable derived from products shipped from OSE Ltd to customers in North America. The Company no longer records accounts receivable generated from such shipments, and payments related to invoices dated after May 1, 2003 have been remitted to OSE directly. The accounts receivable related to products shipped from OSEP as of December 31, 2003 and September 26, 2004 were $2.2 million and $2.4 million, respectively. All other terms and conditions of the distribution agreement remain in effect.

Changes in the Company’s allowance for doubtful accounts are as follows:

	December 31, 2003	September 26, 2004 (Unaudited)
	(in thousands)
Beginning balance	$19	$8
Bad debt expense (recovery)	(11)	88

Ending balance	$8	$96

NOTE 5. INCOME TAXES

Provision for income taxes was recorded for the three and nine-month periods ended September 28, 2003 and September 26, 2004. Even though the Company operated at a loss, a state income tax liability has been accrued based on tax criteria set by the state of Massachusetts. The Company believes the realization of its deferred tax assets is unlikely and accordingly, has recorded an offsetting valuation allowance.

NOTE 6. NET LOSS PER SHARE

Net loss per basic and diluted share for the three and nine-month periods ended September 28, 2003 and September 26, 2004 was computed using the weighted average number of common shares outstanding during the period excluding the dilutive potential of common shares from assumed conversions because of their anti-dilutive effect. Dilutive potential of common shares includes conversion of preferred shares (Note 8), using the if-converted method and outstanding stock options and warrants, using the treasury stock method. At September 28, 2003, there were options and warrants outstanding to purchase an aggregate of 9,221,431 shares of Common Stock. At September 26, 2004, there were options and warrants outstanding to purchase an aggregate of 5,073,586 shares of Common Stock.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 28,2003	Sept. 26, 2004	Sept. 28,2003	Sept. 26, 2004
Numerator:
Numerator for basic income (loss) per share - income (loss) available to common stockholders	(1,006)	(92)	(7,089)	(1,032)
Effect of dilutive securities:
Series A & B Convertible preferred stock	0	299	0	0

Numerator for diluted income (loss) per share-income (loss) available to common stockholders after assumed conversions	(1,006)	207	(7,089)	(1,032)

Denominator:
Denominator for basic income (loss) per share - weighted-average shares	56,726	56,726	56,685	56,726
Effect of dilutive securities:
Series A & B Convertible preferred stock	0	82,812	0	0

Denominator for diluted income (loss) per share - adjusted	56,726	139,538	56,685	56,726

NOTE 7. LOANS PAYABLE – RELATED PARTY

The Company has been withholding payments obtained from customers of OSE in order to support its operational cash requirement. This withholding was recorded as accounts payable – related party. In August 2003, OSE decided to convert part of this withholding to two interest-bearing loans.

The Company accrued interest expense of $195,000 and $629,000 for the three and nine-month period ended September 26, 2004 related to these loans.

Loan payable to related party at December 31, 2003 and September 26, 2004 consists of:

Unsecured loan payable, interest payments are due in monthly installments of $51,000 at 3.5% per annum. The principal is due on December 26, 2004*	$17,500,000
Unsecured loan payable, interest payments are due in monthly installments of $21,500 at 3.0% per annum. The principal is due on December 29, 2004	8,602,000

Total	$26,102,000

*	The interest rate has been revised from 3.5% to 4.0% per annum effective June 27, 2004. Subsequently, interest rate was revised back to 3.5% per annum. No change in interest rate is in effect.

NOTE 8. CONVERTIBLE PREFERRED STOCK

As of September 26, 2004, the Company had 3,000,000 shares of Series A convertible preferred stock, and 3,023,225 shares of Series B convertible preferred stock outstanding. Each share of Series A and Series B Preferred is convertible into 13.7487705 shares of the Company’s common stock at the option of the holders.

The holders of shares of Series A Preferred and Series B Preferred are entitled to dividends at the rate of $0.136 and $0.159, respectively, per annum per share, payable semi-annually on January 1 and July 1 each year. The dividends on Series A and Series B Preferred are payable in cash, shares of common stock or any combination of cash and shares of Common Stock, at the option of the holders of Series A and Series B Preferred. The holders of the Series A Preferred and Series B Preferred are entitled to the payment of $1.70 and $1.98 per share, respectively, in the event of any liquidation, dissolution, or winding up of the Company, including any consolidation, merger or other reorganization whereby the existing shareholders of the Company own less than 50% of the Company’s voting power subsequent to the transaction. In accordance with terms and conditions of the preferred stocks, dividends and interest on unpaid dividends of approximately $3.86 million and $4.74 million are included in accrued liabilities as of December 31, 2003 and September 26, 2004, respectively.

NOTE 9. SEGMENTS

The Company is left with the distribution segment after eliminating its manufacturing operations. The operating results shown on the face of the Condensed Consolidated Statements of Operations under continuing operations represents the three and nine month operating results from the distribution segment for the periods ended September 28, 2003 and September 26, 2004.

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

Overview

As a result of a reduction in orders from the Company’s customers, the Company had significant excess production capacity from the first quarter of 1997 until the closing of the Company’s manufacturing operations during 2003, as described below. The reduction in revenue and underutilization of capacity and the resulting under-absorption of fixed costs resulted in operating losses that continued through the third quarter of 2003. As a result of these and other related circumstances, the Company’s independent accountants’ opinion on the Company’s December 31, 2003 financial statements, and the Company’s independent accountant’s opinion on the Company’s financial statements for each of the prior fiscal years 1998 through 2003, included an explanatory paragraph indicating that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

On September 8, 2003, the Company completed the sale of assets of its manufacturing division to a third party. The assets sold included related equipment, inventory, permits and licenses, and intellectual property, for total consideration of $1 million, comprised of $500,000 in cash and a $500,000 three-year note.

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

The Company’s business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and subject historically, to significant economic downturns characterized by reduced product demand, rapid erosion of average selling prices and excess production capacity. In addition, rapid technological change, evolving industry standards, intense competition and fluctuations in end-user demand characterize the markets for integrated circuits. Since the Company’s business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any future downturn in the semiconductor industry is expected to have an adverse effect on the Company’s business, financial condition and results of operations. These general industry conditions continue to affect the Company’s business for the nine-month period ended September 26, 2004.

Results of Continuing Operations

The following discussion compares results from continuing operations for the three and nine-month periods ended September 28, 2003 and September 26, 2004. All amounts have been reformatted to reflect the impact of the discontinued operations for all periods presented.

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

Total revenues increased 50% to $1,240,000 for the three-month period ended September 26, 2004 from $828,000 for the three-month period ended September 28, 2003. Total revenues increased 46% to $3,470,000 for the nine-month period ended September 26, 2004 from $2,380,000 for the period ended September 28, 2003. Revenue increased as a result of overall recovery of the semiconductor industry. Both OSE and OSEP have experienced increased orders from customers during the first nine months of 2004. However, it is expected that the growth of the semi-conductor industry will slow down for the fourth quarter of 2004 and the first quarter of 2005.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal, and accounting costs. Selling, general and administrative expenses for the three and nine-month periods ended September 28, 2003 were $980,000 and $3,323,000, respectively. Selling, general and administrative expenses decreased 14% to $844,000 and decreased 10% to $3,006,000 respectively, for the three and nine-month periods ended September 26, 2004. The $136,000 and $317,000 decrease for the three month and nine-month periods was due primarily to decreased spending in payroll and traveling expenses.

As a percentage of revenues, selling, general and administrative expenses decreased from 118% and 140% for the three and nine-month periods ended September 28, 2003, respectively, to 68% and 87% for the three and nine-month periods ended September 26, 2004, respectively. These decreases were mainly due to the lower spending and higher revenue levels in 2004. Despite of slowing down revenue growth for semiconductor industry in the fourth quarter and first quarter of 2005, the Company expects that selling, general and administrative expenses will remain at the current level.

Interest and Other Income

Interest income is primarily comprised of interest earnings from investments in cash equivalents. Interest and other income increased from $4,000 to $8,000 for the three month-periods ended September 28, 2003 and September 26, 2004, respectively. Interest and other income decreased from $23,000 to $16,000 for the nine-month periods ended September 28, 2003 and September 26, 2004, respectively. The increase for the three-month period was mainly due to higher cash balance. The decrease for the nine-month periods was due to lower interest rates and lower cash balances in the first six months of 2004.

Interest Expense

Interest expense consists of interest payable on bank debt and and inter-company loans payable to OSE. Interest expense increased from $20,000 and $214,000 for the three and nine-month periods ended September 28, 2003, respectively, to $195,000 and $629,000 for the three and nine-month periods ended September 26, 2004, respectively. Interest expense increased as a result of interest charges from inter-company loans offset by pay-down of the Company’s bank debt and lower interest rates.

Provision for Income Taxes

The Company recorded a $4,000 and $16,000 provision for income tax for the three and nine-month period ended September 28, 2003 compared with $2,000 and $4,000 for the three and nine-month period ended September 26, 2004 for Massachusetts state income tax.

Liquidity and Capital Resources

During the nine-month period ended September 26, 2004, the Company’s net cash provided by continuing operations was $26,000. Net cash provided by operations was comprised primarily of a net loss of $153,000, increased by $281,000 of non-cash charges for depreciation and amortization and $500,000 of bad debt reserve, reduced by a non-cash $69,000 amortization of gain on sale of facility, and a $499,000 net increase in working capital items. The net increase in working capital items reflected a $194,000 increase in accounts receivable, a $47,000 increase in prepaid and other current assets, a $246,000 decrease in accounts payable, and a $12,000 decrease in accrued liabilities. At September 26, 2004, the Company had cash and cash equivalents of $307,000.

Cash provided by or used in operating, investing, and financing activities for the nine-month periods ended September 28, 2003 and September 26, 2004 are summarized in the following table. (in thousands)

	September 28, 2003	September 26, 2004
Net cash provided by continuing operations	$11,326	$76
Net cash used in discontinued operations	(2,205)	(357)

Net cash provided by (used in) operating activities	$9,121	$(281)
Net cash used in continuing operations	$14	$3
Net cash provided by discontinued operations	—	—

Net cash used in investing activities	$14	$3
Net cash used in continuing operations	$8,874	$—
Net cash provided by discontinued operations	—	—

Net cash used by financing activities	$8,874	$—

The decrease of $9.4 million in cash provided by operating activities from 2003 to 2004 was mainly due to:

(1) A $10.2 million difference in changes in accounts receivable. Accounts receivable decreased by $10.0 million during the nine-month period in 2003 compared with a $0.2 million increase during the same period in 2004. The decrease in accounts receivable in 2003 was mainly caused by the amendment of the distribution agreement between the Company and OSE (Please refer to Note 4 of the Financial Statements).

(2) A $2.4 million difference in changes in accounts payable and accounts payable related party Accounts payable increased by $2.2 million during the nine-month period in 2003 compared with a $0.2 million decrease during the same period in 2004. Company increased its borrowing from OSE in 2003 to pay off its bank debt) offset by,

(3) A $1.8 million difference in cash used in discontinued operations Cash used in discontinued operation in operating activities was $2.2 million during the nine-month period in 2003 compared with $0.4 million during the same period in 2004. The decrease was due to a reduction in loss from the manufacturing segment in 2004 as the segment has been fully closed,

(4) A $1.0 million difference in net loss from continuing operations (Net loss from continuing operations for the nine-month period in 2003 was $1.2 million compared with $0.2 million for the same period in 2004). Net loss from continuing operations decreased because of improved commission revenue and lower operating cost and

(5) A $0.5 million difference in bad debt reserve from continuing operations. The Company recorded a bad debt reserve for the nine-month period ended September 26, 2004 for the $0.5 million note receivable (Please refer to Note 1 of the Financial Statements)

The decrease of $8.9 million in cash used in financing activities from 2003 to 2004 was due to a decrease in the Company’s bank loan obligation.

In 2003, the Company converted $26.1 million of its payable to OSE to two one-year loans. $17.5 million of principal bears interest at 3.5% and $8.6 million of principal bears interest at 3%. The $17.5 million loan is due on June 26, 2004 and was extended to December 26, 2004 with revised interest rate at 4.0% effective June 27, 2004. The 4% interest was subsequently revised back to 3.5% with no interest rate change in effect. The $8.6 million is due on December 29, 2004. The Company does not believe that it will have the ability to settle the loans on the due dates either through its operations or through financing from banks or other third parties. If OSE does not renew the loans in 2004, the Company will not be able to continue its operations.

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

Risk of lack of funding for operations

If the Company cannot generate the cash for its ongoing operating expenses through operating cash flow and external financing activities, it may be materially adversely affected. The Company paid off its bank line of credit in 2003. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. The lack of local debt facility makes the Company primarily dependent on the funding support from OSE. Inability to generate needed cash from operations or debt financing would have a material adverse effect on meeting the Company’s debt obligation with OSE and funding continued operations.

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

Risk from terrorist activities and other political conditions

The occurrence and threat of terrorist attacks and consequences of sustained military action, has adversely affected demand for products of our customers. A slowdown of the worldwide semiconductor market recovery or a significant decline in economic conditions in any significant geographic area would likely decrease the overall demand for the Company’s products, which could have a material adverse effect. If the semiconductor market recovery slows down or worsens as a result of terrorist activities, military action or otherwise, the change in recovery could adversely impact customers’ ability to continue to place orders and to pay in a timely manner for existing or future orders.

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

Risk related to recently enacted and proposed changes in securities laws and regulations

The Sarbanes-Oxley Act (“the Act”) of 2002 has required changes in some of our corporate governance and securities disclosure and/or compliance practices. As part of the Act’s requirements, the Securities and Exchange Commission has been promulgating new rules on a variety of subjects, in addition to other rule proposals, and the NASDAQ Stock Market has enacted new corporate governance listing requirements. These developments have and will continue to increase our accounting and legal compliance costs, particularly in 2004, and could also expose us to additional liability. In addition, such developments may make retention and recruitment of qualified persons to serve on our board of directors or executive management more difficult. We continue to evaluate and monitor regulatory and legislative developments and cannot reliably estimate the timing or magnitude of all costs we may incur as a result of the Act or other related legislation or regulation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On October 1, 2003, the Company paid off its line of credit with local banks through collections of accounts receivable and funding from OSE. As of September 26, 2004 and currently, the Company has no bank or other third party financing and will depend upon cash generated from its operations and continued financial support from OSE.

The Company has no trading portfolio, and its only market risk sensitive asset is the three-year $500,000 note received in connection with the sale of the Company’s manufacturing assets on September 8, 2003. See the discussion of this transaction in Item 1 under the heading “Discontinued Operation.” The Company’s agreement requires that the Company assign the note to the Company’s landlord and that the note be secured by the purchaser; however, this assignment has not yet occurred, and the Company continues to hold the note as an asset, due to an unresolved dispute between the purchaser and the landlord as to the sufficiency of the offered collateral. Due to the uncertainty of the collection of this note and the unresolved dispute between the Company and the purchaser, the Company decided to fully reserve the note. As of September 26, 2004, the purchaser has made required payments of interest directly to the landlord. These interest payments have not been recorded as income to the Company, since the Company and all parties involved in the transaction have consented that such interest payments are to be paid directly to the landlord.

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

There were no significant changes in our internal controls during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 28, 2004, the Company filed a complaint in the Superior Court of Santa Clara County, California against Integrated Packaging Assembly Corporation, the purchaser of the assets of the manufacturing segment of the Company on September 8, 2003. The complaint asserts several causes of action but alleges primarily that the purchaser has not performed all of its obligations with respect to the $500,000 promissory note issued by the purchaser as part of the consideration for the purchase of the Company’s manufacturing assets. Defendant filed a responsive pleading on August 13, 2004, and discovery in the case has been initiated.

ITEM 6. EXHIBITS

31.1	Certification by Chief Executive Officer pursuant to Section 302
31.2	Certification by Chief Accounting Officer pursuant to Section 302
32	Certification pursuant to Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSE USA, Inc.

Date: November 10, 2004	/s/ EDMOND TSENG
Edmond Tseng
Chief Executive Officer and Acting Chief Financial Officer

Date: November 10, 2004	/s/ ELTON LI
Elton Li
Corporate Controller and Chief Accounting Officer