Form 10-K
period 2004-12-31
OSE USA INC
filed 2005-03-31
CIK 924101

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company as of February 22, 2005, was approximately $869,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding as of February 22, 2005 was 56,725,808. The Registrant also had 3,000,000 shares and 3,023,225 shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively, outstanding on such date which is convertible at any time by the holder into 41,246,312 shares and 41,565,626 shares, respectively, of Common Stock.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

This Annual Report of OSE USA, Inc. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” and similar expressions. These statements reflect management’s best judgment based on factors known to them at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Risk Factors Affecting Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The reader should carefully consider the risk factors discussed under “Risk Factors Affecting Operating Results,” among others, in evaluating the Company’s prospects and future financial performance.

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

Within manufacturing, the Company’s business had been to assemble and package integrated circuits from wafers consigned by its customers. The Company’s focus has been on quad flat packages (“QFPs”), thin quad flat packages (“TQFPs”), ball grid array packages (“BGAs”), flip chips, and chip scale packaging (“CSPs”), which are used in complex integrated circuits with high pin-counts in the personal computer and telecommunications industries. The Company also provided advanced design and assembly services to satisfy its customers’ requirements. The Company discontinued manufacturing operations during 2003 (see further discussion under the heading “Discontinued Operations” below), and on September 8, 2003, completed the sale of assets of its manufacturing division to a third party whose owner was previously affiliated with the Company. The assets sold included equipment, inventory, permits and licenses, and intellectual property, for a total of $1 million, composed of $500,000 in cash and a $500,000 note receivable. On June 28, 2004, the Company filed a complaint in the Superior Court of Santa Clara County, California against the purchaser in order to resolve disputes concerning the assets to be transferred and the security for the note. See further discussion of this lawsuit under Item 3, “Legal Proceedings,” which is incorporated here by reference. Due to the uncertainty of collection, the Company determined during 2004 to fully reserve the $500,000 promissory note.

Within the distribution segment, the Company through its subsidiary OSE, Inc. (“OSEI”) is the exclusive North American sales and marketing organization for Orient Semiconductor Electronics, Ltd. of Taiwan (“OSET”), a public Taiwanese company and the Company’s controlling stockholder. The Company is also the exclusive North American sales and marketing organization for affiliated company Orient Semiconductor Electronics Philippines, Inc. (“OSEP”). Revenues are derived exclusively from fees received on the sales of OSET and OSEP semiconductor assembly and test services to customers headquartered in North America, in accordance with a distribution agreement executed in October 1999 when the Company acquired OSEI in exchange for the issuance of common stock to OSET.

Strategy

The OSE Group consists of OSET, OSEP, OSEI, the Company, and other related entities. The role of the Company, after discontinuing its manufacturing segment, has been identical to the role of OSEI, which is to serve as the North American sales agent for the OSE Group’s factories in Taiwan (OSET) and the Philippines (OSEP). OSEI is an integral part of OSE Group and is fully dependent on the operations of the OSE Group and without it, its operations would be adversely affected. As the holding company of OSEI, the Company and OSEI focus on maintaining existing customers and developing new customers in the North American region for OSET and OSEP. The role of OSET in this Group is to produce high volume, high pin count advanced assembly packaging and test services for worldwide customers located in Asia, North America, and Europe. The role of OSEP in this Group is to perform high-volume, low to medium pin count traditional assembly packaging and test service for its worldwide customers.

Discontinued Operations

On April 21, 2003, the Company announced the planned shut down of its US manufacturing business on or before June 30, 2003. The reason for this decision was that the manufacturing segment of the Company had been incurring significant net operating losses since 1997, especially during 2001 and 2002 when the overall technology sector suffered sizable downturn. Despite the effort to reduce employee headcount and operating expenses, the manufacturing segment continued to incur substantial net losses each year. Therefore, the management of the Company decided to dispose of the manufacturing segment.

On September 8, 2003, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Integrated Packaging Assembly Corporation, a newly-formed Delaware corporation (“IPAC”), for the sale to IPAC of the Company’s manufacturing business, including related equipment, inventory, books and records, permits and licenses, and intellectual property.

IPAC is an independently owned corporation organized by Victor Batinovich, who was a co-founder of the Company and its chief executive officer from 1992 to 1997. The Company was originally organized as Integrated Packaging Assembly Corporation in California and reincorporated in Delaware under the same name prior to changing its name to OSE USA, Inc. in June 2001. Mr. Batinovich, IPAC and their affiliates have no current relationship with the Company.

Pursuant to the Agreement, IPAC acquired the Company’s manufacturing assets for a total of $1 million, including $500,000 in cash and a three-year secured note in the amount of $500,000. The price of the assets and the manner of payment were determined in arm’s length negotiations between the parties and their representatives. As a result of significant disputes between the Company and IPAC concerning matters governed by the Agreement, the Company subsequently instituted a lawsuit against IPAC, details concerning which are described in Item 3 (“Legal Proceedings”) below, and established a reserve for the full amount of the note.

Approximately 100 employees were laid off as a result of the discontinuation of manufacturing operations, and the Company’s remaining distribution staff consists of 13 persons.

Marketing and Sales

After the sale of its manufacturing segment, the Company has focused on maintaining existing customers and developing new customers in the North American Region for OSET and OSEP. Both OSET and OSEP specialize in volume production. OSET focuses mainly on high pin count and advanced packages. OSEP focuses mainly on low to medium pin count and traditional packages. The goal of the Company is to promote both OSET and OSEP based on customer needs. For traditional packages like PDIP (Plastic Dual In Package), SOIC (Small Outline Integrated Circuit), TSSOP (Thin Shrink Small Outline Package) and PLCC (Plastic Lead Chip Carrier), the Company will promote OSEP based upon its lower manufacturing cost. For advanced packages like BGA (Ball Grid Array), SIP (System In Package), Flip Chip, and CSP (Chip Scale Package), the Company will promote OSET based upon its greater experience and more advanced manufacturing technology.

The Company’s business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical. The Company’s business has been subject to significant economic downturns and characterized by reduced product demand, rapid erosion of average selling prices and production over capacity. In addition, rapid technological change, evolving industry standards, intense competition and fluctuations in end user demand characterize the markets for integrated circuits. Because the Company’s business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any downturn like the one in the latter part of 2004 in the semiconductor industry is expected to have an adverse effect on the Company’s business, financial condition and results of operation. Delays or rescheduling of orders due to a downturn or anticipated downturn in the semiconductor industry have in the past and could in the future have a material adverse effect on the Company’s business, operating results and financial condition. The trend in the industry is that most high volume production will continue moving to the low manufacturing cost areas and the Company, with the capacities and capability provided by OSET and OSEP, can service North American customers who are seeking low cost high volume contract manufacturers in the Asia region.

As dictated by the 1999 distribution agreement, the Company (through OSEI) is the exclusive North American sales agent for OSET and OSEP. Therefore, the Company has been entirely dependent on US based customers within the semiconductor industry. In 2002 and 2003 three major customers accounted for 44% and 36% of revenue respectively. In 2004, two major customers accounted for 34% of revenue.

The high concentration of business with a limited number of customers has adversely affected the Company’s operating results when business volume dropped substantially for several customers. There can be no assurance that such customers or any other customers will continue to place orders with the Company in the future at the same levels as in prior periods. The loss of one or more of the Company’s customers, or reduced orders by any of its key customers, would adversely affect the Company’s business, financial condition and results of operations. In order to deal with this, the Company intends to diversify its customer base by adding more new customers in its portfolio. By restructuring its sales force, using outside sales representatives, and effectively managing its global sales and business development team, the Company believes it will mitigate the impact of customer concentration.

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

Because of the variety of design and manufacturing services offered by OSET and OSEP, the Company believes that it is well positioned to offer their services to customers in most market segments. For some customers, the Company serves both a design and production function, thereby permitting customers to concentrate on concept development, distribution and marketing, while accelerating their time to market, reducing their investment in engineering and manufacturing capacity and optimizing total product cost.

Many of the Company’s large customers contract independently through multiple divisions, subsidiaries, production facilities or locations. The Company believes that in most cases its sales to one such subsidiary, division, facility or location are not dependent on sales to others.

Competition

The semiconductor packaging industry is highly competitive, and the market is essentially global. The Company, together with the OSE Group, currently faces substantial competition from established packaging foundries located in Asia, such as Advanced Semiconductor Assembly Technology in Hong Kong, Advanced Semiconductor Engineering, Inc. and Siliconware in Taiwan, Amkor Technology in Korea, and other subcontractors in Singapore, Taiwan, Malaysia and Indonesia. Each of these companies has significantly greater manufacturing capacity, financial resources, research and development operations, marketing and other capabilities than the OSE Group and has been operating for a significantly longer period of time. Such companies have also established relationships with many large semiconductor companies, which are current or potential customers of the Company. The OSE Group could face substantial competition from Asian packaging foundries should one or more of such companies decide to establish foundry operations in North America. The OSE Group also competes with companies with in-house packaging capabilities as current and prospective customers constantly evaluate the Company’s capabilities against the merits of in-house packaging. Many of the OSE Group’s customers are also customers of one or more of its principal competitors. The principal elements of competition in the semiconductor packaging market include delivery cycle times, price, product performance, quality, production yield, responsiveness and flexibility, reliability and the ability to design and incorporate product improvements.

For the past several years, the OSE Group has experienced a decline in the average selling prices for a number of its products. During 2003, the Company discontinued its manufacturing segment in the US and concentrated its efforts on promoting its offshore affiliates in Taiwan and Philippines. In the first half of 2004, average growth in the semiconductor industry was 20% over the same period of 2003. However, industry growth slowed down starting the second half of 2004 as a result of inventory correction from the end customers. This trend is expected to continue into the first half of 2005 and volume is expected to pick up starting the second half of 2005.

Employees and Executive Officers

As of December 31, 2004, the Company had 16 full time employees, 13 in sales and customer service, and 3 in finance and administration. The Company’s employees are not represented by any collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

The executive officers of the Company are as follows:

Name	Age	Position(s)
Edmond Tseng	58	Chairman of the Board of Directors, President, Chief Executive Officer, Acting Chief Financial Officer and Director
Elton Li	43	Corporate Controller, Chief Accounting Officer

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

Investor Information

The Company’s common stock is registered under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) electronically; this information may be viewed and downloaded from the SEC’s Internet site (http://www.sec.gov). Such information also may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330.

Item 2.	Properties

The Company’s principal operations are located in an area approximately 20,000 square foot in size, which it occupies under a ten-year lease, which expires in January 2008. Approximately half of this area has been subleased since September 1, 2004, and the rental income is recorded as a deduction from the Company’s rent under the master lease. See Note 4 to the financial statements. The Company also leases space for the sales offices of OSEI located in Boston, Massachusetts and Phoenix, Arizona. The Company believes its existing facilities are adequate to meet its needs for the foreseeable future.

Item 3.	Legal Proceedings

On June 28, 2004, the Company filed a complaint (OSE USA, Inc. v. Batinovich and Integrated Packaging Assembly Corporation, et al., Santa Clara County Superior Court Case No. 104CV022361) against Integrated Packaging Assembly Corporation (“IPAC”), the purchaser of the assets of the manufacturing segment of the Company on September 8, 2003. This action for money damages; specific performance; and declaratory, equitable, and injunctive relief arose out of defendants’ failure to provide an executed deed of trust securing IPAC’s $500,000 promissory note to the Company in conjunction with the sale of the Company’s manufacturing assets to IPAC in 2003. Defendants allege that the deed of trust was not executed or delivered because of OSE’s failure to turn certain assets over to IPAC pursuant to the asset purchase agreement. Although discovery has been propounded in the action, responses have been held in abeyance pending possible resolution. The parties have been engaging in settlement discussions to resolve the dispute.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter to a vote of security holders.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 22, 2005, there were approximately 320 beneficial owners of the Company’s Common Stock. The Company’s Common Stock is listed for quotation on the OTC Bulletin Board under the Symbol “OSEE”. The following table sets forth for the periods indicated, the high and low prices of the Company’s Common Stock.

Fiscal Year Ended December 31, 2003	High	Low
First Quarter	$0.009	$0.007
Second Quarter	$0.015	$0.006
Third Quarter	$0.010	$0.003
Fourth Quarter	$0.017	$0.004

Fiscal Year Ended December 31, 2004	High	Low
First Quarter	$0.010	$0.005
Second Quarter	$0.103	$0.007
Third Quarter	$0.040	$0.015
Fourth Quarter	$0.040	$0.010

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

The Company has not paid any cash dividends on its Common Stock and currently intends to retain any future earnings for use in its business. On August 9, 2002, the Company executed an agreement pursuant to which it rescinded its previous distribution of common shares from July 1999 through January 2002 paid to its majority shareholder, OSET, in settlement of a preferred dividend obligation of $1.6 million. Dividends on the Series A and B preferred stock are cumulative until paid. Under the terms of the agreement, OSET returned to the Company certificates representing 26,344,391 shares of Company common stock. In accordance with the terms and conditions of the Certificate of Designation for the Company’s Series A and Series B Preferred Stock, the Company agreed to accrue interest on the unpaid preferred dividends. As of December 31, 2004, balances of unpaid preferred dividends and accrued interest on unpaid preferred dividends are $4,273,000 and $764,000, respectively. The decision to rescind the previous payment of dividends during 2002 was made after the Company was advised by its counsel (and also by special counsel engaged for this purpose) that the Company’s surplus and earnings may have been insufficient to support the payment of the dividends under the law of Delaware, the Company’s state of incorporation.

Item 6.	Selected Financial Data

Information listed below was derived from the audited financial statements for the respective years.

	Year Ended December 31
	2000	2001	2002	2003	2004
	(in thousands except per share data)
Revenues	$7,646	$4,615	$4,803	$3,294	$4,331
Operating expenses:
Selling, general and administrative expense	4,696	4,687	3,696	3,933	3,692
Reduction in force expense	—	—	—	41	—

Total operating expenses	4,696	4,687	3,696	3,974	3,692

Operating income (loss) from continuing operations	2,950	(72)	1,107	(680)	639
Interest and other income	158	81	93	22	78
Interest expense	(1,836)	(1,272)	(713)	(527)	(826)

Income from continuing operations before taxes	1,272	(1,263)	487	(1,185)	(109)
Provision for tax	—	(426)	12	(65)	6

Net income (loss) from continuing operations	1,272	(837)	475	(1,120)	(115)
Preferred stock dividends and interest on unpaid dividends	413	889	1,146	1,105	1,177

Net income (loss) from continuing operations applicable to common stockholders	859	(1,726)	(671)	(2,225)	(1,292)
Net loss from discontinued operations	(11,811)	(8,484)	(7,608)	(5,549)	—

Net loss before cumulative effect of change in accounting principle	(10,952)	(10,210)	(8,279)	(7,774)	(1,292)
Cumulative effect of change in accounting principle	—	—	(1,400)	—	—

Net loss applicable to common stockholders	$(10,952)	$(10,210)	$(9,679)	$(7,774)	$(1,292)

Per share data (1):
Net income (loss) per share from continuing operations applicable to common stockholders—basic and diluted	$0.01	$(0.03)	$(0.01)	$(0.04)	$(0.02)
Net loss per share from discontinued operations—basic and diluted	$(0.21)	$(0.14)	$(0.10)	$(0.10)	$(0.00
Cumulative effect of change in accounting principle basic and diluted	$0.00	$0.00	$(0.02)	$0.00	$0.00
Net loss applicable to common stockholders—basic and diluted	$(0.20)	$(0.17)	$(0.13)	$(0.14)	$(0.02)
Number of shares used to compute per share data
Basic and diluted	55,676	60,865	73,092	56,695	56,726

Balance Sheet Data:
Working capital deficit	$(10,088)	$(18,964)	$(28,163)	$(36,212)	$(36,770)
Total assets	$40,677	$27,450	$19,499	$5,602	$4,078
Long-term obligations/deferred gain	973	836	699	561	423
Convertible preferred stock	11,100	11,100	11,100	11,100	11,100
Total stockholders’ (deficit)	$(17,124)	$(26,609)	$(37,439)	$(45,211)	$(46,503)

See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine shares used in computing per share amounts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Management’s Discussion and Analysis of Financial Condition and Results of Operation contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are subject to certain factors that could cause actual results to differ materially from those reflected in the forward looking statements. Such factors include, but are not limited to, those discussed as follows and elsewhere in this Report on Form 10-K.

Overview

As a result of a reduction in orders from the Company’s customers, the Company had significant excess production capacity after the first quarter of 1997. The reduction in revenues and underutilization of capacity and the resulting inability to absorb fixed costs resulted in operating losses that continued through 2004. The Company’s independent registered public accounting firm’s audit report on the Company’s December 31, 2002, 2003 and 2004 financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

In April 1999, Orient Semiconductor Electronics, Limited, a public Taiwanese company (“OSET”) for $6.8 million purchased 4,000,000 shares of the Company’s Series A Convertible Preferred Stock, convertible into approximately 55,000,000 shares of the Company’s Common Stock. As part of this transaction, the Company’s secured creditors agreed to terminate their legal actions and restructured the Company’s secured debt. On August 4, 1999, OSET converted 1,000,000 preferred shares into 13,748,771 shares of common stock. On December 26, 2000, OSET for $6.0 million purchased 3,023,225 shares of the Company’s Series B Convertible Preferred Stock, convertible into approximately 42,000,000 shares of the Company’s Common Stock.

On October 29, 1999, the Company acquired OSEI, a wholly owned subsidiary of OSET serving as its exclusive North American distributor, in a stock for stock exchange valued at approximately $4.7 million. In connection with the acquisition, the Company issued 25,910,090 shares of Common Stock to OSET. Since its acquisition, OSEI has been operated as a wholly owned subsidiary of the Company, which has reported consolidated results with OSEI. OSEI derives its revenues exclusively from fees received on the sales of OSET and OSEP semiconductor assembly and test services to customers headquartered in North America.

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

Discontinued Operations

The Company’s manufacturing segment, after the sale of its equipment, inventory, books and records, permits and licenses, and intellectual property, has been treated as discontinued operations and has been presented in the Company’s financial statements as such. Losses from discontinued operations for the years ended December 31, 2002, 2003, and 2004 are $7.6 million, $5.5 million, and $0 respectively. Detailed financial results from discontinued operations are presented in note 2 to the consolidated financial statements.

Results of Operations For The Years Ended December 31, 2002, 2003, and 2004

The following table sets forth, for the periods indicated, certain items in the Company’s statement of operations as a percentage of revenues:

	2002	2003	2004
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Selling, general, and administrative expense	77.0	119.4	85.2
Reduce in force expense	0.0	1.2	0.0

Total operating expenses	77.0	120.6	85.2
Operating income (loss) from continuing operations	23.0	-20.6	14.8
Interest and other income	1.9	0.7	1.8
Interest expense	-14.8	-16.0	-19.1

Income (Loss) from continuing operations before taxes	10.1	-36.0	-2.5
Provision (benefit) for tax	0.2	-2.0	0.1

Net income (loss) from continuing operations	9.9	-34.0	-2.6
Preferred stock dividends	23.9	33.5	-27.2

Net loss from continuing operations applicable to common shareholders	-14.0	-67.5	-29.8

Net loss from discontinued operations	-158.4	-168.5	0.0

Net loss before cumulative effect of change in accounting principle	-172.4	-236.0	-29.8
Cumulative effect of change in accounting principle	-29.1	0.0	0.0

Net loss applicable to common stockholders	-201.5%	-236.0%	-29.8%

Revenues

The distribution segment earns revenue through a distributor agreement with OSET; revenues are derived from fees received on the sales of OSET’s and OSEP’s semiconductor assembly and test services to customers headquartered in North America and are recognized on a net commission basis. Revenue related to manufacturing is included in discontinued operations and presented on a net basis. Total distribution revenues increased 30.3% to $4.3 million in 2004, from $3.3 million in 2003. Revenue decreased 31.3% to $3.3 million in 2003, from $4.8 million in 2002. The increase in revenue in 2004 was due to the rebound of the semiconductor industry in the first half of the year. The decrease in revenue in 2003 was primarily due to the weakness in the overall semiconductor industry. In 2003, management decided to disengage from several major accounts, which were not sufficiently profitable. Also, OSET and OSEP lost some orders from major customers such as ATI to competitors due to lack of upgraded testing capability.

Selling, General and Administrative Expenses

Selling, general and administrative expense consists primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal and accounting costs. Selling, general and administrative expenses were $3.7 million, $4.0 million, and $3.7 million for the years ended December 31, 2002, 2003, and 2004, respectively. Selling expenses were mainly attributed to OSEI. The decrease in selling, general and administrative expenses in 2004 was mainly due to a decrease in payroll expenses as a result of a reduction in sales force in late November 2003. As a percentage of revenues, selling, general and administrative expense decreased to 85.2% in 2004 from 119.4% in 2003 but higher than the 77.0% in 2002. The percentage decrease in 2004 was due to lower payroll expenses and higher revenue. The fluctuation from 2002 to 2003 in percentages was mainly caused by the 31.3% revenue decrease in 2003.

Impairment of Assets

In 2002, the Company completed the two-step transitional impairment test for goodwill and distribution agreement required by Statement of Financial Accounting Standards (SFAS) 142 “Goodwill and Other Intangible Assets”. Results from the test indicated that the book value of the reporting unit to which goodwill was assigned, exceeded its implied fair value. The Company determined the amount of goodwill impairment by allocating the implied fair value of the reporting unit to its assets and liabilities. The results of this allocation indicated that goodwill was fully impaired. The Company recorded the impairment loss of $1,400,000 as a cumulative effect of a change in accounting principle. In 2003 and 2004, the Company performed similar test on its distribution agreement and concluded no impairment needed to be recorded.

Interest and Other Income

Interest and other income from continuing operations in 2002, 2003 and 2004, was $93,000, $22,000 and $78,000, respectively. Other income mainly consists of gain or loss resulting from the disposal of assets. The decrease in interest and other income in 2003 from 2002 was due mainly to lower interest rates and lower investment balances, which resulted from the net loss from operations and capital expenditures. The increase in 2004 from 2003 was mainly due to (1) a $12,000 payroll tax refund after a government audit related to the 2003 reduction in work force and (2) a forfeiture of $49,000 wafer ring deposit from former manufacturing segment customers who failed to return wafer rings.

Interest Expense

Interest expense consists primarily of interest payable on bank debt and inter-company loans. Interest expense for 2002, 2003 and 2004 was $0.71 million, $0.53 million and $0.83 million respectively. The decreases in 2003 and 2002 were due to lower debt balances and lower interest rates.

On October 1, 2003, the Company paid off its line of credit with the banks. As of December 31, 2003, the Company recorded $0.22 million as interest related to these lines of credit.

During 2003, $26.1 million was converted from an inter-company payable to two inter-company loans each due in one year from their inception dates. As of December 31, 2004, the Company accrued $1,135,000 of interest payable with respect to these loans.

Provision for Income Taxes

The income tax benefit for the year 2003 represents the reversal of an over accrual of income taxes resulting from a change in accounting estimate. The income tax provision for the year 2004 represents income tax liability to the state of Massachusetts even though the Company is operating at a loss. The Company recognizes deferred tax assets if realization of such assets is more likely than not. Based upon available data, which includes the Company’s historical operating performance and the reported cumulative net losses in prior years, the Company has provided a full valuation allowance against the Company’s net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

Liquidity and Capital Resources

During 2004, the Company’s net cash used in operations was $55,000, comprised primarily of a net loss of $115,000, offset by $977,000 of non-cash charges for depreciation and amortization expenses, a net increase in working capital of $314,000, offset by an amortization of deferred gain in 1998 on sale of facility of $138,000 and net cash used by discontinued operation of $465,000. The net increase in working capital items reflected mainly an $866,000 decrease in accounts payable and a $529,000 decrease in accounts receivable. As of December 31, 2004, the Company had a cash balance of $533,000.

In 2004, $3,000 was used in investing activities as capital expenditure.

Cash provided by or used in operating, investing, and financing activities for the years ended December 31, 2002, 2003, and 2004 are summarized in the following table.

	December 31
	2002	2003	2004
Net cash provided by continuing operations	$6,786	$11,332	$410
Net cash used in discontinued operations	(5,564)	(2,730)	(465)

Net cash provided by (used in) operating activities	$1,222	$8,602	$(55)
Net cash (used in) continuing operations	$(8)	$(15)	$(3)
Net cash provided by (used in) discontinued operations	(13)	500	—

Net cash provided by (used in) investing activities	$(21)	$485	$(3)
Net cash (used in) financing activities	$(1,565)	$(9,976)	$—

The decrease of $8.7 million in cash provided by operating activities from 2003 to 2004 was mainly due to (1) a $115,000 net loss in 2004 compared with a net loss of $1.1 million in 2003 (2) a $529,000 decrease in accounts receivable in 2004 compared with a $9.6 million decrease in 2003 (3) a $867,000 decrease in accounts payable and loan payable in 2004 compared with a $2.7 million increase in 2003 (4) a $500,000 decrease in notes receivable in 2004 compared with no change in 2003.

Cash used in discontinued operation in operating activities in 2004 was $465,000 compared with $2.7 million in 2003 as the segment was winding down its operations.

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

As of December 31, 2002, the Company had a line of credit with two banks that provided for advances up to the lesser of $15 million (committed revolving credit line) or the advance rate against qualified accounts receivable. Qualified accounts receivable were defined as eighty percent of eligible accounts receivable less than ninety days, excluding inter-company accounts. Over advances under this agreement were immediately payable to the lender. Borrowings under this line of credit accrued interest at the banks’ prime rate (4.25% at December 31, 2002) plus 0.50%, were collateralized by the assets of the Company and were guaranteed by OSET. The amount outstanding under this line of credit was $9,978,000 at December 31, 2002. On October 1, 2003, the Company paid off the line of credit through collection of accounts receivable and funding from OSET.

Without the line of credit, the Company will require continued financial support from OSET to fulfill operating cash requirements. If OSET does not provide the Company with required cash, the Company will not be able to continue its operations. As shown in the consolidated financial statements, the Company incurred a net loss before stock dividends of $115,000 during the year ended December 31, 2004, and, as of that date, the Company’s current liabilities exceeded its current assets by $36,770,000 and its total liabilities exceeded its total assets by $35,403,000. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.

In 2003, the Company converted $26.1 million of its payable to OSET to two one-year loans, including a loan of $17.5 million that bore interest at the rate of 3.5% and a loan of $8.6 million that bore interest at the rate of 3%. The $17.5 million loan was due on June 26, 2004 and the $8.6 million was due on December 29, 2004. In

June 2004, OSET extended the $17.5 million loan to December 26, 2004 with reduced interest at the rate of 3% per annum. In December 2004, OSET extended the $17.5 million loan to December 25, 2005 and extended the $8.6 million loan to June 29, 2005. The Company does not believe that it will have the ability to settle the loans on the due dates either through its operations or through financing from banks or other third parties. If OSET does not renew the loans in 2005, the Company will not be able to continue its operations.

The management of the Company believes that, after the closing of its manufacturing segment, the Company will be less dependent on OSET’s funding support except for servicing the aforementioned loans. Without the manufacturing segment and with its distribution operation, the Company believes that it will not require any major capital expenditures. With a revised organization and cost structure, the Company believes that it may have the ability (except for the payables to OSET) to support its operating cash requirement internally during the present fiscal year.

On August 18, 2004, the Company entered into a twelve-month lease agreement to sublease approximately 7,000 square feet of space in its headquarters to a third party tenant commencing September 1, 2004. The tenant will have two options to renew the lease for additional twelve-month periods beginning September 1, 2005 and September 1, 2006. The Company records the sublease rental income as a deduction to its lease expense pursuant to the master lease.

As of December 31, 2004, the Company had the following contractual obligations and commercial commitments:

	Payment due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In Thousands)
Contractual obligations:
Rent	$533	$184	$349	$0	$0
Rent income from sublease	($52)	($52)	$0	$0	$0

Total contractual cash obligation	$481	$132	$349	$0	$0

	Amount of commercial expiration per period
	Total amounts committed	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In Thousands)
Other commercial commitments:
Inter-company loan	$26,102	$26,102	$—	$—	$—

Total commercial commitments	$26,102	$26,102	$—	$—	$—

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

Revenue recognition

The Company’s current revenues come from distribution, which is recognized, on a net basis, based on OSEI’s distribution agreement with OSET, when the Company is informed by OSET that products have been shipped.

The Company maintains an allowance for doubtful accounts for losses that the Company estimates will arise from customers’ inability to make required payments. Based on the distributor agreements between OSEI, OSET, and OSEP, OSEI will be responsible for one third of any un-collectible amount that arises from customer sales. The Company makes its estimates of the uncollectability of its accounts receivable by analyzing the accounts receivable aging.

Effective May 1, 2003, the Company and OSE amended the distribution agreement with respect to the recording of accounts receivable derived from products shipped from OSET to customers in North America. The Company no longer records accounts receivable generated from such shipments, and payments related to invoices dated after May 1, 2003 have been remitted to OSET directly. The accounts receivable related to products shipped from OSEP as of December 31, 2004 were $1.7 million. The Company no longer records accounts receivable for OSET. All other terms and conditions of the distribution agreement remain in effect.

Valuation of long-lived assets

Prior to the sale of its manufacturing segment in September 2003, the Company’s business required heavy investment in manufacturing facilities that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand for semiconductors produced in those facilities. We estimated the useful life of our manufacturing equipment, which was the largest component of our long-lived assets, to be six years. We based our estimate on our experience with acquiring, using and disposing of equipment over time. Depreciation expense was a major element of our manufacturing cost structure. We began depreciation on new equipment when it was put into use for production. Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company estimated the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual dispositions. If the sum of the expected future cash flows was less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. In 2000, the Company recorded an impairment charge of $1.4 million related to its manufacturing equipment. In 2003 before the sale of its assets of its manufacturing segment, the Company evaluated the recoverability of the property and equipment that were held for sale and determined that the fair value was less than the carrying amount by $795,000, and accordingly recognized an impairment charge. Due to the fact that the Company sold the assets of its manufacturing segment, the above two impairments are included in the discontinued operations. After disposing of its manufacturing segment and the related equipment, the Company is operating in the distribution segment only.

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

Related Party Transactions

As disclosed in Note 10 in the accompanying financial statements, the Company is a member of a group of affiliated companies owned by Orient Semiconductor Electronics, Ltd. of Taiwan (“OSET”) and is a party to a number of significant related party transactions with OSET and its affiliates. Such transactions include:

•	OSET was guarantor of the Company’s bank debt as of December 31, 2002. On October 1, 2003, the Company paid off its bank line of credit and OSET’s guaranty is no longer required.

•	OSET is the largest creditor of the Company. As of December 31, 2004, the Company owed $26.1 million in inter-company loans to OSET. Please refer to Note 5 to the financial statements for details.

•	OSET was the sole shareholder of OSEI before the Company acquired OSEI in 1999. Accordingly, when the Company acquired OSEI, OSET received approximately 4.9 million shares of the Company’s common stock for its shares in OSEI. OSET also owns 3,000,000 and 3,023,225 shares of the Company’s Series A and B convertible preferred stock, respectively, convertible into 82,811,938 shares of Company common stock.

•	All the Company’s revenue is earned as a result of being a distributor for OSET and OSEP. The revenue is based on a fixed percentage of the value of the semiconductor assembly and test services provided to customers in OSEI’s distribution area of entities headquartered in North America. Under the distribution agreement, OSEI is required to remit amounts collected from customers, less its commission, to OSET. As of December 31, 2004, accounts receivable includes approximately $1.7 million, that when collected, is due to OSEP pursuant to the distribution agreements with it. While OSEI is responsible for the collection of accounts receivable from its customers, it has obtained certain guarantees from OSET, which reduce OSEI’s exposure to credit risk. Under the distributor agreements between OSEI, OSET, and OSEP, OSEI is responsible for one third of any un-collectible amount that arises from customer sales.

Risk Factors Affecting Operating Results

The Company’s operating results are affected by a wide variety of factors that could materially and adversely affect revenues, gross profit, operating income and liquidity. These factors include the Company’s ability to secure additional financing, the short term nature of its customers’ commitments, the timing and volume of orders relative to OSET’s and OSEP’s production capacity, long lead times for the manufacturing equipment required by OSET and OSEP, evolutions in the life cycles of customers’ products, timing of expenditures in anticipation of future orders, lack of a significant backlog, effectiveness of OSET’s and OSEP’s management of their production processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company’s average selling prices and changes in economic conditions. The occurrence or continuation of unfavorable changes in any of the preceding factors would adversely affect the Company’s business, financial condition and results of operation.

Risk of lack in funding for operations

If the Company cannot generate the cash for its ongoing operating expenses through operating cash flow and external financing activities, it may be materially adversely affected. The Company paid off its bank line of credit in 2003. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. The lack of a local debt facility will make the Company primarily dependent on the funding support from OSET. Inability to generate needed cash from operations or debt financing would have a material adverse effect on meeting the Company’s debt obligation and funding continued operations.

Risk related to dependence on OSET and OSEP factory capacity and capability

The Company’s operating revenue derives solely from commissions revenue generated from business solicited by OSEI in North America and passed to OSET and OSEP factories. If the factories cannot produce products satisfactory to the end customers due to lack in manufacturing technology or capacity constraint, the Company will not be able to retain the customers. Both OSET and OSEP are also serving customers located in other regions of the world. If OSET and OSEP have to allocate their factory resources to other customers, the sales volume to North American customers might decline with an adverse impact on the Company’s revenue.

Risk related to high fluctuation in the semiconductor industry

The semiconductor industry is comprised of different market segments based on device type and the end use of the device. Accordingly, within the semiconductor industry, demand for production in a particular segment may be subject to more significant fluctuations than demand in other segments. If any of the Company’s significant customers are in a segment, which has experienced adverse market conditions, there could be an adverse effect on the Company’s business, financial condition and operating results. There can be no assurance that reduced demand, or the general economic conditions underlying such demand, will not continue to adversely affect the Company’s results of operation. Furthermore, the Company cannot assure that this reduced demand will not result in an additional and significant decline in the demand for products by the Company’s customers and a corresponding material adverse impact on the Company’s business, operating results and financial condition.

Risk from terrorist activities and other political conditions

The economic slowdown in the United States and worldwide, exacerbated by the occurrence and threat of terrorist attacks and the consequences of sustained military action, has adversely affected customers’ demand for our products. A continued decline of the worldwide semiconductor market or a significant decline in economic conditions in any significant geographic area would likely further decrease the overall demand for the Company’s products, which could have a material adverse effect. If the economic slowdown continues or worsens as a result of terrorist activities, military action or otherwise, the slowdown could adversely impact customers’ ability to pay in a timely manner.

Risk of losing technological and manufacturing expertise

The semiconductor packaging industry is continuously going through technological changes, which require increased technological and manufacturing expertise. If OSET and OSEP were behind in developing the required expertise or the introduction of new packaging technologies, or if there were a reduction in or shift away from the packages under development, such events could result in a material adverse effect on the Company’s business, financial condition and results of operation.

Risk related to political, economic, and military conditions in Taiwan

The Company could be significantly impacted by the political, economic and military conditions in Taiwan, where OSET’s operations are principally located. Taiwan and the People’s Republic of China are continuously engaged in political disputes. Such disputes may continue and even escalate, possibly resulting in economic embargo, a disruption in shipping or even military hostilities. Such events could severely harm the Company’s business by interrupting or delaying production or shipment of products, which OSEI distributes. Any activity of this nature, or even rumors of such activity, could severely and negatively impact the Company’s results of operation and financial position.

Risk related to recently enacted and proposed changes in securities laws and regulations

The Sarbanes-Oxley Act (“the Act”) of 2002 has required changes in some of our corporate governance and securities disclosure and/or compliance practices. As part of the Act’s requirements, the Securities and Exchange Commission has promulgated new rules on a variety of subjects. These developments increase our accounting and legal compliance costs and could also expose us to additional liability. In addition, such developments may make retention and recruitment of qualified persons to serve on our board of directors or executive management more difficult. We continue to evaluate and monitor regulatory and legislative developments and cannot reliably estimate the timing or magnitude of all costs we may incur as a result of the Act or other related legislation or regulation.

Risk related to geographical location

The Company’s facilities are located in California near major earthquake faults. In addition, some of the Company’s suppliers are located near earthquake sensitive areas. In the event of a major earthquake or other natural disaster near its facilities, the Company’s operations could be disrupted. Similarly, a major earthquake or other natural disaster near the Company’s suppliers, like the one that occurred in Taiwan in September 1999, could disrupt the operations of those suppliers, thus limiting the availability of products for the Company to distribute and harming the Company’s business.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

On October 1, 2003, the Company paid off its line of credit with local banks through collections from accounts receivable and funding from OSET. As of December 31, 2003 and currently, the Company has no bank or other third party financing and will depend upon cash generated from its operations and continued financial support from OSET.

The Company has no trading portfolio, and its only market risk sensitive asset is the three-year $500,000 note received from IPAC in connection with the sale of the Company’s manufacturing assets on September 8, 2003. (See the discussion of this transaction in Item 1 under the heading “Discontinued Operation”.) The Company’s agreement requires that the Company assign the note to the Company’s landlord and that the note be secured by the purchaser; however, this assignment has not yet occurred, and the Company continues to hold the note as an asset, due to unresolved disputes among the parties. (See discussion of this matter in Item 3.) Due to the uncertainty of the collection of this note and the unresolved dispute between the Company and the purchaser, the Company decided in 2004 to fully reserve the note. At the same time, the purchaser continues to make required payments of interest. These interest payments have not been recorded as income to the Company. Under these circumstances, it is the Company’s belief that any market risk sensitivity attached to the note does not and will not affect the Company.

The Company has two principal interest-bearing liabilities: (1) approximately $26.1 million in payables to the Company’s parent OSET which were converted into loans during 2003, and (2) interest on unpaid dividends on the Company’s Series A and B Preferred Stock. These items accrue interest at fixed rates and hence are not sensitive to market risk.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Financial Statement Schedules:

All schedules are omitted because they are not applicable or are immaterial or because the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of OSE USA, Inc.

We have audited the accompanying consolidated balance sheets of OSE USA, Inc. (formerly Integrated Packaging Assembly Corporation) (a Delaware corporation and a majority owned subsidiary of Orient Semiconductor Electronics Limited, a Taiwanese public company) and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OSE USA, Inc. (formerly Integrated Packaging Assembly Corporation) and subsidiary as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss before stock dividends of $115,000 during the year ended December 31, 2004, and, as of that date, the Company’s current liabilities exceeded its current assets by $36,770,000 and its total liabilities exceeded its total assets by $35,403,000. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GRANT THORNTON LLP

San Francisco, CA

February 18, 2005

OSE USA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$591	$533
Accounts receivable, net of allowance for doubtful accounts of $8 and $135, respectively	2,237	1,708
Prepaid expense and other current assets	52	47
Assets from discontinued operations	60	—

Total current assets	2,940	2,288
Property and equipment, net	75	59
Note receivable, net of allowance for doubtful accounts of $0 and $500, respectively	500	—
Intangible assets, net of accumulated amortization of $1,470 and $1,826, respectively	2,087	1,731

Total Assets	$5,602	$4,078

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Loan payable—related party	$26,102	$26,102
Accounts payable—related parties	7,014	6,147
Accrued dividends and interest on unpaid dividends—related party	3,859	5,037
Accrued expenses and other liabilities	985	1,105
Liabilities from discontinued operations	1,192	667

Total current liabilities	39,152	39,058
Deferred gain on sale of facilities	561	423

Total Liabilities	39,713	39,481

Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; 6,023,225 (Series A: 3,000,000 shares, Series B: 3,023,225 shares) issued and outstanding; liquidation preference: Series A: $1.70 per share, Series B: $1.98 per share	11,100	11,100
Stockholders’ deficit:
Common stock, $.001 par value; 300,000,000 shares authorized; 56,725,808 shares issued and outstanding	56	56
Additional paid-in capital	54,458	54,458
Accumulated deficit	(99,725)	(101,017)

Total stockholders’ deficit	(45,211)	(46,503)

Total liabilities and stockholders’ deficit	$5,602	$4,078

The accompanying notes are an integral part of these consolidated financial statements.

OSE USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31
	2002	2003	2004
Revenues	$4,803	$3,294	$4,331
Operating expenses:
Selling, general and administrative expenses	3,696	3,933	3,692
Reduction in force expense	—	41	—

	3,696	3,974	3,692

Operating income (loss) from continuing operations	1,107	(680)	639
Interest and other income	93	22	78
Interest expense	(713)	(527)	(826)

Income (loss) from continuing operations before taxes and discontinued operations	487	(1,185)	(109)
Tax provision (benefit)	12	(65)	6

Net income (loss) from continuing operations	475	(1,120)	(115)
Preferred stock dividends and interest on unpaid dividends	1,146	1,105	1,177

Net loss from continuing operations applicable to common stockholders	(671)	(2,225)	(1,292)
Net loss from discontinued operations	(7,608)	(5,549)	—

Net loss before cumulative effect of change in accounting principle	(8,279)	(7,774)	(1,292)
Cumulative effect of change in accounting principle	(1,400)	—	—

Net loss applicable to common stockholders	$(9,679)	$(7,774)	$(1,292)

Per share data:
Net loss per share from continuing operations applicable to common stockholders—basic and diluted	$(0.01)	$(0.04)	$(0.02)
Net loss per share from discontinued operations—basic and diluted	$(0.10)	$(0.10)	$0.00
Cumulative effect of change in accounting principle—basic and diluted	$(0.02)	$0.00	$0.00
Net loss applicable to common stockholders—basic and diluted	$(0.13)	$(0.14)	$(0.02)
Number of shares used to compute per share data	73,092	56,695	56,726

The accompanying notes are an integral part of these consolidated financial statements.

OSE USA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amounts
Balance at January 1, 2002	67,153	$67	$55,596	$(82,272)	$(26,609)
Common stock issued under stock plans	815	1	13	—	14
Preferred dividends declared	—	—	—	(888)	(888)
Interest on unpaid dividend	—	—	—	(258)	(258)
Preferred dividends paid in stock	14,800	14	428	—	442
Shares repurchase	(8)	—	—	—	—
Rescission of preferred dividend	(26,344)	(26)	(1,581)	—	(1,607)
Net loss before preferred dividend and interest on unpaid dividend	—	—	—	(8,533)	(8,533)

Balance at December 31, 2002	56,416	$56	$54,456	$(91,951)	$(37,439)
Common Stock issued under stock plans	310	—	2	—	2
Preferred Dividends declared	—	—	—	(888)	(888)
Interest on unpaid dividend	—	—	—	(217)	(217)
Net loss before preferred dividend and interest on unpaid dividend	—	—	—	(6,669)	(6,669)

Balance at December 31, 2003	56,726	$56	$54,458	$(99,725)	$(45,211)

Preferred Dividends declared	—	—	—	(888)	(888)
Interest on unpaid dividend	—	—	—	(289)	(289)
Net loss before preferred dividend and interest on unpaid dividend	—	—	—	(115)	(115)

Balance at December 31, 2004	56,726	$56	$54,458	$(101,017)	$(46,503)

The accompanying notes are an integral part of these consolidated financial statements.

OSE USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	December 31, 2002	December 31, 2003	December 31, 2004
Cash flows provided by (used in) operating activities
Net loss from continuing operations including cumulative effect of a change in accounting principle	$(925)	$(1,120)	$(115)
Adjustments:
Depreciation and amortization	377	373	376
Cumulative effect of a change in accounting principle	1,400	—	—
Gain on sale of facilities, net	(139)	(137)	(138)
Changes in operating assets and liabilities
Accounts receivable	3,374	9,569	529
Notes receivable	—	—	500
Prepaid and other assets	(6)	(13)	5
Accounts payable & accounts payable related parties	2,483	2,676	(867)
Accrued liabilities	222	(16)	120

Net cash provided by continuing operations	6,786	11,332	410
Net cash used in discontinued operations	(5,564)	(2,730)	(465)

Net cash provided by (used in) operating activities	1,222	8,602	(55)
Cash flows from investing activities
Capital expenditures	(8)	(15)	(3)

Net cash used in continuing operations	(8)	(15)	(3)
Net cash provided by (used in) discontinued operations	(13)	500	—

Net cash provided by (used in) investing activities	(21)	485	(3)
Cash flows from financing activities
Payments on bank debt	(1,579)	(9,978)	—
Proceeds from issuance of common stock, net	14	2	—

Net cash used in continuing operations	(1,565)	(9,976)	—

Net cash used in financing activities	(1,565)	(9,976)	—
Net decrease in cash and cash equivalents	(364)	(889)	(58)
Cash and cash equivalents at beginning of year	1,844	1,480	591

Cash and cash equivalents at end of year	$1,480	$591	$533

Supplemental disclosure of cash flow information
Cash paid for interest	$713	$215	$—
Common stock issued for preferred dividend	$442	$—	$—
Rescission of common shares issued as payment for preferred dividends	$(1,607)	$—	$—
Sale of manufacturing equipment in exchange for notes Receivable	$—	$500	$—
Conversion of accounts payable—related parties to loans payable—related parties	$—	$26,102	$—

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

Within manufacturing, the Company’s business had been to assemble and package integrated circuits from wafers consigned by its customers. The Company’s focus has been on quad flat packages (“QFPs”), thin quad flat packages (“TQFPs”), ball grid array packages (“BGAs”), flip chips, and chip scale packaging (“CSPs”), which are used in complex integrated circuits with high pin-counts in the personal computer and telecommunications industries. The Company also provided advanced design and assembly services to satisfy its customers’ requirements. On September 8, 2003, the Company completed the sale of the assets of its manufacturing division to an unrelated third party. The assets sold included equipment, inventory, permits and licenses, and intellectual property, for a total of $1 million, composed of $500,000 in cash and a $500,000 note receivable. On June 28, 2004, the Company filed a complaint in the Superior Court of Santa Clara County, California against the purchaser in order to resolve disputes concerning the assets to be transferred and the security for the note. Due to the uncertainty of collection, the Company determined during 2004 to fully reserve the $500,000 promissory note.

Within the distribution segment, the Company through its subsidiary OSE, Inc. (“OSEI”) is the exclusive North American sales and marketing organization for Orient Semiconductor Electronics, Ltd. (“OSET” or “OSE Ltd.”) of Taiwan, a public Taiwanese company and the Company’s controlling stockholder. The Company is also the exclusive North American sales and marketing organization for affiliated company Orient Semiconductor Electronics Philippines, Inc. (“OSEP”). Revenues are derived exclusively from fees received on the sales of OSE and OSEP semiconductor assembly and test services to customers headquartered in North America, in accordance with a distribution agreement. The Company entered this segment of the market in October 1999 with the acquisition of OSEI from OSE Ltd. and with the sale of the assets of the manufacturing segment currently operates in one segment.

Basis of Presentation

As a result of closing its manufacturing segment, the Company focuses on maintaining existing customers and developing new customers in North America for OSET and OSEP.

On October 1, 2003, the Company paid off the line of credit balance with local banks. As of December 31, 2004, the Company had no bank borrowing facility. Without the line of credit with local banks, the Company solely depends on the cash generated from its operations and financial support from OSET and OSEP. If the Company’s operations do not generate sufficient cash flows and without the financial support from OSET, the Company will not be able to meet its obligations and continue its operations.

These financial statements have been prepared on a going concern basis. As shown in the consolidated financial statements, the Company incurred a net loss of $115,000 during the year ended December 31, 2004, and, as of that date, the Company’s current liabilities exceeded its current assets by $36,770,000 and its total liabilities exceeded its total assets by $35,403,000. These factors, among others, as discussed in this note, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of inter-company balances and transactions.

Risks and uncertainties

The Company may be significantly impacted by the political, economic and military conditions in Taiwan, where OSET’s operations are principally located. Taiwan and the People’s Republic of China are continuously engaged in political disputes. Such disputes may continue and even escalate possibly resulting in economic embargo, a disruption in shipping or even military hostilities. Such events could severely harm OSEI’s business by interrupting or delaying production or shipment of products OSEI distributes. Any activity of this nature, or even rumors of such activity, could severely and negatively impact the Company’s results of operations and financial position.

Concentration of credit risk

The Company performs ongoing credit evaluations of its customers, which are semiconductor companies, and maintains reserves for estimated credit losses. Write-offs of accounts receivable were insignificant in all periods presented. In 2003, three major customers accounted for 36% of revenue and in 2004, two major customers accounted for 34% of revenue. As of December 31, 2003 and 2004, four and five customers accounted for 67% and 78% of the Company’s accounts receivable balances, respectively.

Financial instruments

The carrying amounts reported for cash and cash equivalents, accounts receivable, and accounts payable are considered to approximate fair values based upon the short maturities of these financial instruments.

Accounts Receivable

The majority of the Company’s accounts receivable is due from semiconductor companies. Credit is extended based on evaluation of each customer’s financial condition and, generally, collateral is not required. A majority of accounts receivable is due within 30 days and is stated net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to bad debt expense, included in selling, general and administrative expenses. (See note 10, Related Party Transactions.) Under the distributor agreements between OSEI, OSET, and OSEP, OSEI will be responsible for one third of any un-collectible amount that arises from customer sales.

Effective May 1, 2003, the Company and OSET amended the distribution agreement related to the recording of accounts receivable derived from products shipped from OSET to customers in North America. The Company no longer records accounts receivable generated from such shipments, and payments related to invoices dated after May 1, 2003 are remitted to OSET directly. The accounts receivable related to products shipped from OSEP as of December 31, 2004 were $1.7 million. All other terms and conditions of the distribution agreement remain in effect.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the Company’s allowance for doubtful accounts are as follows:

	2003	2004
	(in thousands)
Beginning balance	19	8
Reclassified from discontinued Operation	—	26
Bad debt expense addition (reversal)	(11)	101

Ending balance	8	135

Property and equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years.

Long-lived asset impairment

The Company’s intangible asset consists of the distributor contract with OSE. The Company reviews its intangible assets annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers a history of net operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, the distribution segment. If the long-lived assets are not recoverable based upon forecasted undisclosed cash flows, the Company writes down the impaired intangible to its estimated fair value, which becomes its new cost basis. The Company considers the present value of the projected future cash flow of the distribution segment in determining fair value of the related long-lived assets. Considerable management judgment is necessary to estimate projected future operating cash flows. Accordingly, if actual results vary from such estimates, significant future impairment could result.

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

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the provision of SFAS 142, the net loss and basic and diluted net loss per common share adjusted amounts are indicated below:

	Year Ended December 31
	2002	2003	2004
	(In thousands, except per share amounts)
Reported net loss applicable to common stockholders	$(9,679)	$(7,774)	$(1,292)
Add back: Cumulative effect of change in accounting principle, net of tax of $0	1,400	—	—

Adjusted net loss applicable to common stockholders	$(8,279)	$(7,774)	$(1,292)

Basic and diluted earnings per share:
Reported net loss applicable to common stockholders	$(0.13)	$(0.14)	$(0.02)
Cumulative effect of change in accounting principle	$0.02	—	—

Adjusted net loss applicable to common stockholders	$(0.11)	$(0.14)	$(0.02)

Revenue recognition

The Company earns revenue through a distributor agreement with OSE. The nature of the distributor transactions is such that the Company does not bear the risks and rewards of ownership of the product being distributed and is compensated in a manner similar to a commission. Accordingly, revenue relating to the Company’s distribution agreement is recognized on a net basis. Net revenues recorded by the Company were $4.8 million, $3.3 million and $4.3 million, on gross billings of $94.3 million, $67.2 million and $88.5 million for the years ended December 31, 2002, 2003, and 2004, respectively.

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

SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models. These models were developed originally to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s fair value calculations for awards from stock option plans were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected term, four years from the date of grant in 2002, 2003 and 2004; stock price volatility, 406% in 2002, 316% in 2003, and 384% in 2004; risk free interest rate, 3.46% in 2002, 2.54% in 2003, and 3.10% in 2004; and no dividends during the expected term. The Company’s calculations are based on a single option valuation approach. The Company’s fair value calculations for awards from employee stock purchase plans were also made using the Black-Scholes option pricing model with the following weighted average assumptions: expected term, six months in 2002, 2003 and 2004; stock price volatility, 406% in 2002, 316% in 2003, and 384% in 2004; risk free interest rate, 1.73% in 2002, 1.11% in 2003, and 1.38% in 2004; and no dividends during the expected term. The Company had no stock purchase activity during 2004.

If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net loss and net loss per share, basic and diluted, would have been as follows (in thousands, except per share amounts):

	2002	2003	2004
Net loss applicable to common stockholders, as reported (in thousands)	$(9,679)	$(7,774)	$(1,292)
Stock based compensation expense (benefit), pro forma	179	(9)	1

Net loss applicable to common stockholders, pro forma	$(9,858)	$(7,765)	$(1,293)

Net loss applicable to common stockholders, per share as reported— Basic and diluted	$(0.13)	$(0.14)	$(0.02)
Net loss applicable to common stockholders, per share, pro forma— Basic and diluted	$(0.13)	$(0.14)	$(0.02)

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

	As of December 31
	2002	2003	2004
Antidilutive Securities:
Convertible preferred stock, if converted, common shares equivalent	82,812	82,812	82,812
Options and warrants outstanding	10,850	6,553	6,084

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

Reclassifications

Certain amounts for the fiscal years ended December 31, 2002 and 2003 have been reclassified to conform to the December 31, 2004 presentation

Deferred Rent

The Company computes rent expense on a straight-line basis for operating leases that contain provisions for scheduled rent increases over the lease term. The Company’s deferred rent liability consists of the net cumulative rent expensed in excess of rent payments since inception of these leases.

Recent Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (“EITF”) issued Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which requires the effect of contingently convertible debt securities with a market price trigger to be included in the calculation of diluted earnings per share, using the “if-converted” method, regardless of whether the market price trigger has been met. EITF 04-8 also requires that previously reported diluted earnings per share be restated. The Company does not have any convertible debt. Therefore, this standard will not have any impact on our financial condition.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. We will adopt SFAS 123R using the modified-prospective method in the third quarter of 2005. We do not expect any significant impact on our financial condition by adopting this standard.

NOTE 2—DISCONTINUED OPERATIONS

On April 21, 2003, the Company announced management’s decision to discontinue the manufacturing segment. On September 3, 2003, the Company signed an agreement with an unrelated third party company to sell the Company’s manufacturing operation (including related equipment, inventory, and intellectual property) for a total of $1,000,000, comprised of $500,000 in cash and a $500,000 promissory note bearing interest at the prime rate. The principal of the note is due at the end of a three year period and interest is due monthly. Pursuant to Statement of Financial Accounting Standards (SFAS) No.144, these former activities have been accounted for as discontinued operations in the current financial statements. Condensed financial information for these

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discontinued operations is summarized below for the years ended December 31, 2002, 2003 and 2004. (in thousands)

	For the Year Ended
	December 31, 2002	December 31, 2003	December 31, 2004
Total Revenues	$5,523	$3,206	$—
Cost and Expenses	(13,131)	(6,664)	—

Loss from operations of discontinued manufacturing segment	(7,608)	(3,458)	—
Impairment charge	—	(795)	—
Restructuring charge	—	(1,296)	—

Net loss from discontinued operations, net of taxes	($7,608)	($5,549)	$—

The Company incurred the following impairment and restructuring charges in connection with the planning and execution of its discontinued operation during the year ended December 31, 2003:

IMPAIRMENT

On June 25 2003, the Company executed a letter of understanding with a potential buyer and the Company’s landlord (subsequently consummated on September 8, 2003), for the sale of the Company’s manufacturing segment for $1,000,000. The Company evaluated the recoverability of the property and equipment that were held for sale and determined that the fair value was less than the then carrying amount by $795,000, and accordingly, recognized an impairment charge of $795,000 to discontinued operations for the year ended December 31, 2003. The Company did not incur any impairment charge related to its discontinued operations for the year ended December 31, 2004.

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

As of December 31, 2003 and 2004, the Company had the following assets and liabilities related to its discontinued operations (in thousands):

	December 31, 2003	December 31, 2004
Assets
Prepaid expense and other current Assets	$60	$—

Total assets	$60	$—

Liabilities
Accounts payable	$48	$—
Accrued expenses and other liabilities	1,144	667

Total liabilities	$1,192	$667

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the Company’s reserve and asset impairment charge for the year ended December 31, 2003:

	Provided in 2003	Utilized in 2003	Balance in 2003
2003 Reserve

Manufacturing Operation closures
Non-cash write-down of assets to estimated fair value and other related costs
Fixed assets impairment	$795	$(795)	$—
Inventory Reserve	521	(521)	—

Subtotal	1,316	(1,316)	—
Estimated cash costs associated with manufacturing operation closures and settlement of lease obligations
Tenant improvement	250	—	250
Accrued lease termination cost	500	—	500

Subtotal	750	—	750

Total Reserve	$2,066	$(1,316)	$750

The following table sets forth the Company’s reserve and asset impairment charge for the year ended December 31, 2004:

	Balance as of 1/1/2004	Utilized in 2004	Balance as of 12/31/2004
2003 Reserve for manufacturing operation closure
Estimated cash costs associated with manufacturing operation closures and settlement of lease obligations
Tenant improvement	250	83	167
Accrued lease termination cost	500	—	500

Total	750	83	667

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—BALANCE SHEET COMPONENTS:

	December 31,
	2003	2004
	(In thousands)
Property and equipment
Office and computer equipment	$250	$254
Furniture and fixtures	20	20

	$270	$274
Less: accumulated depreciation and amortization	(195)	(215)

	$75	$59

Accrued expenses and other liabilities
Accrued payroll and related expenses	$160	$275
Deferred rent	730	560
Other accrued liabilities	95	270

	$985	$1,105

NOTE 4—LEASING ARRANGEMENTS AND COMMITMENTS

On January 20, 1998, the Company completed the sale of its facilities, which consist of land and two buildings with a total of 138,336 square feet of building space, and agreed to lease back the 82,290 square foot building it then occupied. Net proceeds from the sale were $7.3 million, net of the elimination of $6.6 million of mortgage debt, fees, commissions and closing costs. The Company recognized a gain of $700,000 from the sale of the land and building for the portion of the property not occupied by the Company. The remaining gain of approximately $1.4 million is being amortized as a reduction of lease expense over the initial ten-year term of the lease for the building that the Company occupies.

On September 8, 2003, the Company completed the sale of the assets of its manufacturing segment to an unrelated third party buyer. In connection with this transaction, the Company entered into an amended lease with the landlord. Based on the amended lease, the Company has been released from its original lease obligation for the first floor of the building and remains responsible for the second floor of the building for the remaining period of the original lease. The rent of the amended lease was also reduced in connection with the amended lease.

The Company had a non-cancelable five-year operating lease for a 2,500 square foot portion of a building for its plating operations, with an option to extend. After the lease expired on November 1, 2002, the Company continued to lease the facility on a month-to-month basis until September 8, 2003, when the Company terminated this lease upon completion of its disposition of the manufacturing segment.

On August 18, 2004, the Company entered into a twelve-month lease agreement to sublease approximately 7,000 square feet of space to a third party company starting September 1, 2004. The subtenant will have two options to renew the lease for an additional twelve-month lease beginning September 1, 2005 and September 1, 2006. The Company records the sublease rental income as a deduction to its lease expense pursuant to the master lease.

Rent expense was $220,000, $233,000 and $30,000 in 2002, 2003, and 2004, respectively. In 2004, $198,000 deferred rent amortization was recorded as rent expense credit and included in continuing operations. Rent expenses related to the manufacturing segment for 2002 and 2003 were included in discontinued operations.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the amended lease, net future minimum lease payments over the next five years and thereafter under non-cancelable operating leases at December 31, 2004 were as follows (in thousands):

Lease Payment
Year ending December 31:
2005	$132
2006	175
2007	174

Total minimum payments	$481

NOTE 5—DEBT

Bank Line of Credit

The Company had a bank line of credit in the amount of $15 million that expired on February 15, 2003. The Company was required to pay off the outstanding balance by September 28, 2003. Borrowings under this line of credit accrued interest at the bank’s prime rate plus 0.50% and were collateralized by the assets of the Company and guaranteed by OSET. In connection with the sale of the Company’s manufacturing segment, the bank approved the sale of certain of the Company’s assets that were collateralized in connection with the bank debt, provided that the proceeds from the sale were used to pay down the bank loan. As of September 28, 2003, the Company had borrowings of approximately $1.1 million, which was covered by the Company’s borrowing base of $1.4 million. The Company subsequently paid off this line of credit balance on October 1, 2003. The Company had no bank financing as of December 31, 2004 and 2003.

Loans Payable to Related Party

The Company has been withholding payments obtained from customers of OSET in order to support its operational cash requirement. This withholding was recorded as accounts payable – related party. In August 2003, OSET decided to convert part of this withholding to two interest-bearing loans.

The Company accrued interest expense of $1,105,000 for the year ended December 31, 2004 related to these loans.

Loan payable to related party at December 31, 2004 consists of:

Unsecured loan payable, interest payments are due in monthly installments of $43,750 at 3.0% per annum. The principal is due on December 25, 2005	$17,500,000
Unsecured loan payable, interest payments are due in monthly installments of $21,500 at 3.0% per annum. The principal is due on June 29, 2005	8,602,000

Total	$26,102,000

NOTE 6—PREFERRED STOCK:

The Company had 20,000,000 shares of preferred stock authorized at December 31, 2004.

During 1999 and 2000, the Board of Directors designated 4,000,000 shares and 3,023,225 shares of the preferred stock, as Series A convertible preferred stock and Series B convertible preferred stock, respectively with a par value of $.001.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company issued 4,000,000 shares of Series A convertible preferred stock (Series A Preferred) to OSET on April 29, 1999 for proceeds of $6,499,000, net of issuance costs of $301,000. Each share of Series A Preferred is initially convertible into 13.7487705 shares of the Company’s common stock at the option of the holder. On August 4, 1999, OSE converted 1,000,000 shares of Series A Preferred with a value of $1,700,000 into 13,748,771 shares of the Company’s common stock.

The Company issued 3,023,225 shares of Series B convertible preferred stock (Series B Preferred) to OSE on December 26, 2000 for proceeds of $6,000,000. Each share of Series B Preferred is initially convertible into 13.7487705 shares of the Company’s common stock at the option of the holder. The proceeds were used to reduce the accounts payable to OSET.

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

On August 9, 2002, the Company executed an agreement pursuant to which it rescinded its previous distribution of common shares issued from July 1999 through January 2002 to its majority shareholder, OSET, in settlement of a preferred dividend obligation of $1.6 million. Under the terms of the agreement, OSE returned to the Company certificates representing 26,344,391 shares of Company common stock. In accordance with the terms and conditions of the Certificate of Designation for the Company’s Series A and Series B Preferred Stock, the Company agreed to accrue interest on the unpaid preferred dividends. In 2004, the Company recorded accrued interest in the amount of $289,000 on unpaid preferred dividends. The decision to rescind the previous payment of dividends was made after the Company was advised by its counsel (and also by special counsel engaged for this purpose) that the Company’s surplus and earnings may have been insufficient to support the payment of the dividends under the law of Delaware, the Company’s state of incorporation. As of December 31, 2003 and 2004, the Company’s dividends payable and interest on unpaid dividends were $3,859,000 and $5,037,000.

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

Options outstanding under this plan at December 31, 2002, 2003 and 2004 amounted to 6,951,186, 2,818,822, and 2,625,572 shares, respectively.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Director Option Plan

In September 1999, the Company adopted the 1999 Director Option Plan (the “1999 Director Plan”). A total of 4,000,000 shares of common stock have been authorized for issuance under the 1999 Director Plan. The 1999 Director Plan provides for the grant of NSOs to non-employee directors of the Company. The 1999 Director Plan provides that each non-employee director who joins the Board will automatically be granted an NSO to purchase 100,000 shares of common stock on the date upon which such person first becomes a non-employee director. In addition, each non-employee director will automatically receive an NSO to purchase 100,000 shares of common stock upon such directors’ annual reelection to the Board if the director has served on the Board for at least six months as of the date of the reelection. All options granted under the 1999 Director Plan have an exercise price equal to the fair market value of the common stock on the date of grant, are fully vested and exercisable on the date of grant, and have a term of ten years.

Options were outstanding under this plan at December 31, 2002, 2003 and 2004 for 1,400,000, 1,800,000, and 1,600,000 shares, respectively.

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

Options were outstanding under this plan at December 31, 2002, 2003 and 2004 for 299,438, 89,438 and 89,438 shares, respectively.

Employee Stock Purchase Plan

The Company’s Stock Purchase Plan (the “Purchase Plan”) was adopted by the Company’s Board of Directors and stockholders in December 1995, and became effective upon the closing of the Company’s initial public offering on February 28, 1996. Under the Purchase Plan, a total of 5,000,000 shares of common stock have been reserved for issuance to eligible employees. The Purchase Plan allows employees to purchase shares through payroll deductions at 85% of the fair market value of the common stock at the beginning or the end of the applicable twelve-month purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code. Unless terminated sooner, the Purchase Plan will terminate ten years from its effective date. During 2002, 2003 and 2004 respectively, 814,497, 309,760, and 0 shares, respectively, were issued under the Plan. The weighted-average fair value of these purchase rights granted in 2002 and 2003 was $0.02 and $0.01, respectively, per right. There was no stock purchase activity in 2004.

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

On July 1, 2003, the Company terminated the plan as a result of the expected reduction in employee headcount in connection with the disposition of its manufacturing segment.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 1, 2004, the Company reinstated the plan. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. The Company does not match employee contributions. Employees may choose among eighteen investment options for their contributions, and they are able to move funds between investment options at any time. The Company’s common stock is not one of the investment options. Administrative expenses relating to the plan are insignificant.

Summary of Option Activity

The following table summarizes the Company’s stock option activity and related weighted average exercise price within each category for each of the years ended December 31, 2002, 2003 and 2004.

	2002		2003		2004
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Options outstanding at January 1	8,830,457	$0.38	8,650,624	$0.35	4,708,260	$0.32
Options granted	612,000	$0.01	432,000	$0.01	400,000	$0.06
Options canceled	(791,833)	$0.44	(4,374,364)	$0.35	(793,250)	$0.11
Options exercised	—	—	—	—	—	—

Options outstanding at December 31	8,650,624	$0.35	4,708,260	$0.32	4,315,010	$0.33

Options exercisable at December 31	6,338,196	$0.37	4,308,968	$0.34	4,179,343	$0.34

Available for grant at December 31	15,386,599		19,328,963		19,722,213

The weighted-average fair value of those stock options granted in 2002, 2003, and 2004 was $0.01, $0.01, and $0.06 per option, respectively.

Significant option groups outstanding at December 31, 2004, and the related weighted average exercise price and remaining contractual life information are as follows:

	Outstanding		Exercisable		Weighted Average Remaining Life (Years)
Options with exercise prices ranging from:	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.004	32,000	$0.004	8,000	$0.004	9
0.01	648,000	0.01	624,000	0.01	8
0.03	20,000	0.03	15,833	0.03	7
0.05	350,000	0.05	312,500	0.05	7
0.055-0.06	450,000	0.06	412,500	0.06	8
0.09-0.24	465,885	0.22	457,385	0.23	5
0.31-0.55	376,500	0.36	376,500	0.36	5
0.59	1,962,000	0.59	1,962,000	0.59	5
0.72-1.06	10,000	0.93	10,000	0.93	2
1.50	625	1.50	625	1.50	1

Options outstanding at December 31, 2004	4,315,010	0.33	4,179,343	0.34	6

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—WARRANTS:

In 1999 and prior years, the Company issued a series of warrants in separate transactions for the purchase of a total of 2,575,806 shares. The estimated value of these warrants at the time of issuance, as determined by the Company, was amortized over the expected exercise term into expense in years prior to 2000. The remaining warrants outstanding and related expiration dates as of December 31, 2004 are as follows:

Expiration date	Exercise Price		Shares
09/15/05	$4.60		97,826
05/01/06	$0.1236		1,000,000
05/28/05	$0.1236		171,428
04/29/06	$0.1236		500,000

Total Number of Warrants Outstanding for Common Shares	$0.3711	*	1,769,254

* Weighted average exercise price

NOTE 9—INCOME TAXES:

In 2002, 2003 and 2004, the Company incurred net operating losses and recorded no provision for income taxes other than the minimum state income taxes. The income tax benefit for the year ended December 31, 2003, represents the reversal of an over accrual of income taxes resulting from a change in accounting estimate.

The provision for (benefit from) income taxes of continuing operations consists of: (in thousands)

	2002	2003	2004
	(In thousands)
Federal current	$—	$—	$—
State current	12	(65)	6

Total Current	12	(65)	6

Federal deferred	4,378	2,604	(790)
State deferred	629	199	72
Valuation allowance	(5,007)	(2,803)	718

Total deferred	—	—	—

Total	$12	($65)	$6

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets comprise the following (in thousands):

	December 31,
	2003	2004
Federal and state credit carryforwards	$2,818	$2,817
Federal and state net operating loss carryforwards	32,163	32,052
Provision for impaired assets	8,017	8,017
Leases, treated as operating for tax purposes	(2,396)	(2,396)
Depreciation	2,196	1,658
Reserves and accruals	587	517
Other	—	2

Deferred tax assets	43,385	42,667
Less valuation allowance	(43,385)	(42,667)

Net deferred tax asset	$—	$—

Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and a lack of carryback capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company’s net deferred tax assets. The valuation allowance increased by $2,803,000 in 2003 and decreased by $718,000 in 2004, respectively.

At December 31, 2004, the Company had federal and state net operating loss credit carryforwards (“NOLs”) of approximately $87,000,000 and $41,000,000 respectively, which can be used to reduce future taxable income. The federal NOLs, state NOLs and federal and state credits expire through 2024, 2016 and 2012 respectively, if not utilized. The availability and timing of these carry forwards to offset the taxable income may be limited due to the occurrence of certain events, including change of ownership.

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

NOTE 10—RELATED PARTY TRANSACTIONS

The Company is a member of a group of affiliated companies owned by Orient Semiconductor Electronics, Ltd of Taiwan (“OSET”). Significant related party transactions with OSET and its affiliates are as follows:

Guarantor of Debt

OSET was a guarantor for the Company’s line of credit agreement with local banks as outlined in Note 5 through October 1, 2003, when the line of credit was paid off.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financing

Accounts payable-related parties represents OSET customer payments collected by the Company and used to meet operating cash requirements. $26.1 million of this payable was converted into two loans in 2003. Details of these loans are disclosed in Note 5 to the financial statements.

Distributor

All the revenue of OSEI, the Company’s subsidiary, is earned as a result of being a distributor for OSET. The revenue under the distribution agreement is based on a fixed percentage of the value of the semiconductor assembly and test services provided to customers in OSEI’s distribution area of entities headquartered in North America. For the years ended December 31, 2002, 2003, and 2004, OSEI distributed $89.5 million, $63.9 million and $84.2 million in product and services for OSET and affiliates and sold such products and services to its customers for $94.3 million, $67.2 million and $88.5 million, respectively. Accordingly, OSEI recorded revenue of $4.8 million, $3.3 million, and $4.3 million in 2002, 2003, and 2004, respectively. Under the distribution agreement, OSEI is required to remit amounts collected from customers, less its commission, to OSEP. As of December 31, 2004, accounts receivable included approximately $1.7 million, that when collected, is due to OSEP pursuant to the distribution agreement.

While OSEI is responsible for the collection of accounts receivable from its customers, it has obtained certain guarantees from OSET and OSEP, which reduce OSEI’s exposure to credit risk. Based on the distributor agreements among OSEI, OSET, and OSEP, OSEI will be responsible for one third of any un-collectible amount that arises from customer sales.

OSE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—QUARTERLY INFORMATION (UNAUDITED)

	First	Second	Third	Fourth	Total
Year Ended December 31, 2004
Revenues	$1,023	$1,207	$1,240	$861	$4,331
Operating income (loss) from continuing operations	$199	$(131)	$396	$175	$639
Net loss from continuing operations applicable to common stockholders	$(308)	$(632)	$(92)	$(260)	$(1,292)
Net loss from discontinued operations	$—	$—	$—	$—	$—
Net loss applicable to common stockholders	$(308)	$(632)	$(92)	$(260)	$(1,292)

Net loss from continuing operations per common share—basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)	$(0.02)
Net loss from discontinued operations per common share—basic and diluted	$—	$—	$—	$—	$—
Net loss per common share—basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)	$(0.02)

Year Ended December 31, 2003
Revenues	$770	$782	$828	$914	$3,294
Operating income (loss) from continuing operations	$(399)	$(392)	$(152)	$263	$(680)
Net loss from continuing operations applicable to common stockholders	$(777)	$(745)	$(453)	$(250)	$(2,225)
Net loss from discontinued operations	$(1,403)	$(3,158)	$(553)	$(435)	$(5,549)
Net loss applicable to common stockholders	$(2,180)	$(3,903)	$(1,006)	$(685)	$(7,774)

Net loss from continuing operations per common share—basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Net loss from discontinued operations per common share—basic and diluted	$(0.03)	$(0.06)	$(0.01)	$(0.00)	$(0.10)
Net loss per common share—basic and diluted	$(0.04)	$(0.07)	$(0.02)	$(0.01)	$(0.14)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Item 9B. Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2005 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company only issues options in its compensation plans. The following table provides information as of December 31, 2004 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holder	4,315,010	$0.33	19,722,213
Equity compensation plans not approved by security holder	0	$0.00	0
Total	4,315,010	$0.33	19,722,213

The additional information required by this Item is incorporated by reference to the sections entitled “Principal Share Ownership” and “Security Ownership of Management” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section entitled “Certain Transactions” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information set forth under the caption “Report of the Audit Committee of the Board of Directors” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) The following financial statements are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2003 and 2004

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2003 and 2004

Consolidated Statement of Stockholders’ Deficit for the Years Ended December 31, 2002, 2003 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2003 and 2004

Notes to Consolidated Financial Statements

(a)(2) See the List of Exhibits, which follows the signature pages of this report, which is incorporated here by reference.

(b) The Exhibits set forth on the Exhibit List are filed and incorporated here by reference.

(c) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on March 31, 2005.

OSE USA, Inc.

By:	/s/ EDMOND TSENG
Edmond Tseng
Chairman, President and Chief Executive Officer

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

In accordance with the Exchange Act, this report has been signed below on March 31, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ EDMOND TSENG Edmond Tseng	Chairman, President, Chief Executive Officer, and Director (Principal Executive Officer and Acting Chief Financial Officer)

/s/ ELTON LI Elton Li	Chief Accounting Officer (Principal Accounting Officer)

/s/ EDWARD S. DUH Edward S. Duh	Director

/s/ MITCHELL SHU HUNG KUNG Mitchell Shu Hung Kung	Director

/s/ PATRICK VERDERICO Patrick Verderico	Director

LIST OF EXHIBITS

Exhibit No.	Description of Document

3.1	Certificate of Incorporation as amended(1)

3.2	Certificate of Designation of Series A Convertible Preferred Stock(2)

3.3	Certificate of Designation of Series B Convertible Preferred St(3)

3.4	Bylaws, as amended(1)

10.1*	Form of Indemnification Agreement(4)

10.2*	1993 Stock Option Plan, as amended(5)

10.3*	Employee Stock Purchase Plan, as amended(5)

10.4*	1997 Nonstatutory Stock Option Plan(6)

10.5*	1999 Director Option Plan(5)

10.6	Registration Rights Agreement, as amended(4)

10.7	1995 Warrant to Purchase 97,826 Shares of Common Stock, issued to The CIT Group/Equipment Financing(4)

10.8	Amended and Restated 1998 Warrant to Purchase 171,428 Shares of Common Stock, issued to Transamerica Business Credit Corporation(7)

10.9	No. 2 Stock Subscription Warrant (1999) to Purchase 500,000 Shares of Common Stock, issued to TBCC Funding Trust I(7)

10.10	1999 Warrant to Purchase 1,000,000 Shares of Common Stock, issued to MMC/GATX Partnership No. 1(7)

10.11	Exclusive Sales Distributor Agreement between OSEI and OSE (October 29, 1999)(8)

10.11.1	Mar. 2003 Amendment to OSE Inc. Exclusive Sales Distributor Agreement(9)

10.12	Asset Purchase Agreement dated September, 2003 between the Company and IPAC(10)

10.13	Lease Amendment dated September, 2003 between the Company and Joseph Sully(9)

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (see signature page)

31.1	Certification of Report of Chief Executive Officer (Section 302 of Sarbanes-Oxley Act)

31.2	Certification of Report of Chief Accounting Officer (Section 302 of Sarbanes-Oxley Act)

32	Certification of Report (Section 906 of Sarbanes-Oxley Act)

(1)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed Nov. 13, 2002

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed May 7, 1999

(4)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 333-326-LA), as amended, filed January 17,1996

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-88341) filed Oct. 1, 1999

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-49365) filed April 3, 1998.

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K, for the year ended December 31, 1999

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed November 15, 1999

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed September 16, 2003