Form 10-Q
period 2005-04-03
OSE USA INC
filed 2005-05-18
CIK 924101

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

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

Number of shares of common stock outstanding as of May 3, 2005: 56,725,808. As of May 3, 2005 the Company also had 3,000,000 shares of Series A Convertible Preferred Stock and 3,023,225 shares of Series B Convertible Preferred Stock, outstanding, which are convertible at any time by the holder into 41,246,312 shares and 41,565,626 shares, respectively, of common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSE USA, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	December 31, 2004	April 3, 2005 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$533	$391
Accounts receivable, net of allowance for doubtful accounts of $135 and $155 respectively	1,708	1,752
Prepaid expense and other current assets	47	206

Total current assets	2,288	2,349
Property and equipment, net	59	55
Intangible assets, net of accumulated amortization of $1,826 and $1,915, respectively	1,731	1,642

Total Assets	$4,078	$4,046

Liabilities, Convertible Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Loan payable – related party	$26,102	$26,102
Accounts payable - related parties	6,147	6,388
Accrued dividends and interest on unpaid dividends – related party	5,037	5,344
Accrued expenses and other liabilities	1,105	1,179
Liabilities from discontinued operations	667	635

Total current liabilities	39,058	39,648
Deferred gain on sale of facilities	423	389

Total Liabilities	39,481	40,037

Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; 6,023,225 (Series A: 3,000,000 shares, Series B: 3,023,225 shares) issued and outstanding; liquidation preference: Series A: $1.70 per share, Series B: $1.98 per share	11,100	11,100
Stockholders’ deficit:
Common stock, $.001 par value; 300,000,000 shares authorized; 56,725,808 shares issued and outstanding	56	56
Additional paid-in capital	54,458	54,458
Accumulated deficit	(101,017)	(101,605)

Total stockholders’ deficit	(46,503)	(47,091)

Total liabilities and stockholders’ deficit	$4,078	$4,046

The accompanying notes are an integral part of these consolidated financial statements.

OSE USA, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 28, 2004	April 3, 2005
Revenues	$1,023	$645

Operating expenses:
Selling, general and administrative	824	752

Operating income (loss) from operations	199	(107)

Interest and other income	—	19
Interest expense	(217)	(193)

Net loss from operations	(18)	(281)
Preferred stock dividends and interest on unpaid dividend	290	307

Net loss applicable to common stockholders	$(308)	$(588)

Per share data:
Net loss per share applicable to common stockholders – basic and diluted	$(0.01)	$(0.01)
Number of shares used to compute per share data basic and diluted	56,726	56,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSE USA, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For Three Months Ended
	March 28, 2004	April 3, 2005
Cash flows provided by (used in) operating activities
Net loss from continuing operations	$(18)	$(281)
Adjustments:
Depreciation and amortization	93	93
Gain on sale of facilities, net	(34)	(34)
Changes in operating assets and liabilities
Accounts receivable	(215)	(44)
Prepaid and other assets	(148)	(159)
Accounts payable and accounts payable related party	336	241
Accrued liabilities	(11)	74

Net cash provided by (used in) continuing operations	3	(110)
Net cash used in discontinued operations	(152)	(32)

Net cash used in operating activities	(149)	(142)

Net decrease in cash and cash equivalents	(149)	(142)
Cash and cash equivalents at beginning of period	591	533

Cash and cash equivalents at end of period	$442	$391

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSE USA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three month periods ended March 28, 2004 and April 3, 2005 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 2005.

The Company has experienced fluctuating levels of demand and ongoing net operating losses and has a negative stockholders’ equity of $47.1 million as of April 3, 2005. As a result of these circumstances, the report of the Company’s independent registered public accounting firm on the Company’s December 31, 2004 consolidated financial statements included an explanatory paragraph to indicate that these matters raise substantial doubt about this Company’s ability to continue as a going concern.

NOTE 2. NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values beginning with the first interim period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. We will adopt SFAS 123R using the modified-prospective method in the first quarter of 2006. We do not expect any significant impact on our financial condition by adopting this standard.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for no later than the end of fiscal year ending December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

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

As of December 31, 2004 and April 3, 2005, the Company had accrued expenses and other liabilities of $667,000 and $635,000 respectively remaining from discontinued operations.

NOTE 4. STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price of the stock on the date of grant.

SFAS No. 123R, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123,” require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models. These models were developed originally to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s fair value calculations for awards from stock option plans were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three month period ended
	March 28, 2004	April 3, 2005
Risk free interest rate for stock option	2.58%	3.75%
Risk free interest rate for stock purchase right	*	*
Expected dividend yield	0%	0%
Expected volatility	326%	355%
Expected life for stock option (years)	4	4
Weighted average fair value of options granted during the period	*	*

*	No option granted and no stock purchased during the three-month period ended March 28, 2004 and April 3, 2005.

If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net loss and net loss per share, basic and diluted, would have been as follows (in thousands, except per share amounts):

	Three month period ended
	March 28, 2004	April 3, 2005
Net loss applicable to common stockholders, as reported-,	$(308)	$(588)

Stock based compensation expense, pro forma	(2)	(0)

Net loss applicable to common stockholders, pro forma	$(310)	$(588)
Net loss applicable to common stockholders, per share as reported-

Basic and diluted	$(0.01)	$(0.01)
Net loss applicable to common stockholders, per share, pro forma-

Basic and diluted	$(0.01)	$(0.01)

NOTE 5. ACCOUNTS RECEIVABLE

The majority of the Company’s accounts receivable is due from semiconductor companies. Credit is extended based on evaluation of each customer’s financial condition and, generally, collateral is not required. A majority of accounts receivable is due within 30 days and is stated net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to bad debt expense, included in selling, general and administrative expenses. Under the distributor agreements between OSEI, OSE, and OSEP, OSEI will be responsible for one third of any un-collectible amount that arises from customer sales.

Effective May 1, 2003, the Company and OSE amended the distribution agreement related to the recording of accounts receivable derived from products shipped from OSE to customers in North America. The Company no longer records accounts receivable generated from such shipments, and payments related to invoices dated after May 1, 2003 are remitted to OSE directly. The accounts receivable related to products shipped from OSEP as of December 31, 2004 and April 3, 2005 were $1.7 million and $1.8 million, respectively. The Company no longer records accounts receivable for OSE. All other terms and conditions of the distribution agreement remain in effect.

Changes in the Company’s allowance for doubtful accounts are as follows:

	December 31, 2004	April 3, 2005 (Unaudited)
	(in thousands)
Beginning balance	$8	$135
Reclassified from discontinued Operation	26	—
Bad debt expense	101	20

Ending balance	$135	$155

NOTE 6. INCOME TAXES

No income taxes were recorded for the three-month periods ended March 28, 2004 and April 3, 2005 as the Company had operating losses for both periods. The Company’s current accrued tax liability balance is adequate to cover the tax liability related to the Company’s Massachusetts income tax. The Company believes the realization of its deferred tax assets is unlikely and accordingly, has recorded an offsetting valuation allowance.

NOTE 7. NET LOSS PER SHARE

Net loss per basic and diluted share for the three month periods ended March 28, 2004 and April 3, 2005 was computed using the weighted average number of common shares outstanding during the period but exclude the dilutive potential of common shares from assumed conversions because of their anti-dilutive effect. The dilutive potential of common shares includes conversion of preferred shares (Note 9), and outstanding stock options and warrants, using the treasury stock method. There were options and warrants outstanding at March 28, 2004 and April 3, 2005 to purchase an aggregate of 6,679,181 and 6,082,379 shares of Common Stock, respectively.

NOTE 8. LOANS PAYABLE – RELATED PARTY

The Company has been withholding payments obtained from customers of OSE in order to support its operational cash requirement. This withholding was recorded as accounts payable – related party. In August 2003, OSE decided to convert part of this withholding to two interest-bearing loans.

The Company accrued interest expense of $193,000 for the three-month period ended April 3, 2005 related to these loans.

Loan payable to related party at December 31, 2004 and April 3, 2005 consists of:

Unsecured loan payable, interest payments are due in monthly installments of $43,750 at 3.0% per annum. The principal is due on December 25, 2005	$17,500,000
Unsecured loan payable, interest payments are due in monthly installments of $21,500 at 3.0% per annum. The principal is due on June 29, 2005	8,602,000

Total	$26,102,000

NOTE 9. PREFERRED STOCK

As of April 3, 2005, the Company had 3,000,000 shares of Series A convertible preferred stock and 3,023,225 shares of Series B convertible preferred stock outstanding. Each share of Series A and Series B Preferred is convertible into 13.7487705 shares of the Company’s common stock at the option of the holders.

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

On August 9, 2002, the Company executed an agreement pursuant to which it rescinded its previous distribution of common shares issued from July 1999 through January 2002 to its majority shareholder, OSE, in settlement of a preferred dividend obligation of $1.6 million. Under the terms of the agreement, OSE returned to the Company certificates representing 26,344,391 shares of the Company’s common stock. In accordance with the terms and conditions of the Certificate of Designation for the Company’s Series A and Series B Preferred Stock, the Company agreed to accrue interest on the unpaid preferred dividends. The decision to rescind the previous payment of dividends was made after the Company was advised by its counsel (and also by special counsel engaged for this purpose) that the Company’s surplus and earnings may have been insufficient to support the payment of the dividends under the laws of Delaware, the Company’s state of incorporation. Dividends and interest on unpaid dividends of approximately $5.04 million and $5.34 million were recorded as of December 31, 2004 and April 3, 2005, respectively.

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

Overview

As a result of a reduction in orders from the Company’s customers, the Company has had significant excess production capacity since the first quarter of 1997. The reduction in revenue and underutilization of capacity and the resulting under-absorption of fixed costs resulted in operating losses that continued through the third quarter of 2003. After the disposition of its manufacturing segment in third quarter of 2003, the Company continued to incur operating loss due to its interest expense burden. As a result of these and other related circumstances, the report of the Company’s independent registered public accounting firm on the Company’s December 31, 2004 financial statements included an explanatory paragraph indicating that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and subject historically, to significant economic downturns characterized by reduced product demand, rapid erosion of average selling prices and excess production capacity. In addition, rapid technological change, evolving industry standards, intense competition and fluctuations in end-user demand characterize the markets for integrated circuits. Since the Company’s business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any future downturn in the semiconductor industry is expected to have an adverse effect on the Company’s business, financial condition and results of operations. These general industry conditions continue to affect the Company’s business for the three months ended April 3, 2005. Furthermore, since the Company’s expense levels are based in part on anticipated future revenue levels, if revenue were to fall below anticipated levels, the Company’s operating results would be materially adversely affected.

RESULTS OF OPERATIONS

The following discussion compares results of operations for the three month periods ended March 28, 2004 and April 3, 2005.

Revenues

The Company earns revenue through a distribution agreement with OSE, Ltd., pursuant to which revenues derived from fees received on the sales of OSE’s and OSEP’s semiconductor assembly and test services to customers headquartered in North America are recognized on a net commission basis.

Total revenues decreased 37% from $1,023,000 for the three-month period ended March 28, 2004 to

$645,000 for the three-month period ended April 3, 2005. Revenue decreased as a result of declining demand in the semiconductor industry in North America. In additions, OSE is switching its focus to FMC (Flash Memory Card) related products and thus depends less on the North American market. Most of FMC related product demand is coming from Asia.

Selling, General and Administrative Expenses

Selling, general and administrative expense consists primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal and accounting costs. Selling, general and administrative expenses were $824,000 and $752,000 for the three-month periods ended March 28, 2004 and April 3, 2005, respectively. The decrease in selling, general and administrative expenses in 2005 was mainly due to decreases in payroll expenses and rent income from the sublease of a portion of the Company’s headquarters. As a percentage of revenues, selling, general and administrative expense increased from 81% to 117% for the three-month periods ended March 28, 2004 and April 3, 2005. The increase in percentage was mainly caused by lower revenue in 2005.

Interest and Other Income

Interest income is primarily comprised of interest earnings from investments in cash equivalents. Interest and other income increased from $0 for the three-month period ended March 28, 2004 to $19,000 for the three-month period ended April 3, 2005. The increase of other income was mainly due to an employer tax refund for an overpayment from 2004.

Interest Expense

Interest expense consists of interest payable on inter-company loans payable to OSE. Interest expense was $217,000 and $193,000 for the three-month periods ended March 28, 2004 and April 3, 2005, respectively.

Provision for Income Taxes

The Company had no provision for income tax for the three-month periods ended March 28, 2004 and April 3, 2005 due to operating losses in both periods.

Liquidity and Capital Resources

During the three-month period ended April 3, 2005, the Company’s net cash used in operations was $110,000. Net cash used in operations was comprised primarily of a net loss of $281,000, increased by $93,000 of non-cash charges for depreciation and amortization, reduced by a non-cash $34,000 gain on sale of facility, and an $112,000 net decrease in working capital items. The net decrease in working capital items primarily reflected a $44,000 increase in accounts receivable, a $159,000 increase in prepaid and other current assets, a $241,000 increase in accounts payable and accounts payable to related party, and a $74,000 increase in accrued liabilities. During the three-month period ended April 3, 2005, the Company’s net cash used in discontinued operations was $32,000. The Company had no cash provided by or used in investing and financing activities for the three-month periods ended March 28, 2004 and April 3, 2005. At April 3, 2005, the Company had cash and cash equivalents of $391,000.

Cash provided by or used in operating, investing, and financing activities for the three-month periods ended March 28, 2004 and April 3, 2005 is summarized in the following table. (in thousands)

	March 28, 2004	April 3, 2005
Net cash provided by (used in) continuing operations	$3	$(110)
Net cash used in discontinued operations	(152)	(32)

Net cash (used in) operating activities	$(149)	$(142)

The increase of $7,000 in cash used in operating activities from 2004 to 2005 was mainly due to (1) a $171,000 difference in changes in accounts receivable (accounts receivable increased by $215,000 during the three-month period in 2004 compared with a $44,000 increase during the same period in 2005),(2) a $85,000 difference in accrued liabilities (accrued liabilities decreased by $11,000 during the three-month period in 2004 compared with a $74,000 increase during the same period in 2005) and (3) a $120,000 difference in cash used in discontinued operations (cash used in discontinued operation in operating activities was $152,000 during the three-month period in 2004 compared with $32,000 during the same period in 2005). These were offset by:

(1) a $263,000 increase in net loss from continuing operations due to lower revenue, and (2) a $95,000 difference in accounts payable and accounts payable to related party (accounts payable and accounts payable to related party increased by $336,000 during the three-month period in 2004 compared with a $241,000 increase during the same period in 2005).

In 2003, the Company converted $26.1 million of its payable to OSE to two one-year loans. $17.5 million of principal bears interest at 3.5% and $8.6 million of principal bears interest at 3%. The $17.5 million loan was originally due on June 26, 2004 and has been extended to December 25, 2005 with reduced interest at 3%. The $8.6 million was due on December 29, 2004 and has been extended to June 29, 2005. The Company does not believe that it will have the ability to settle the loans on the due dates either through its operations or through financing from banks or other third parties. If OSE does not renew the loans when they are due, the Company will not be able to continue its operations.

Without any debt facilities with a bank, the Company will require continued financial support from OSE to fulfill operating cash requirements. If OSE does not provide the Company with required cash, the Company may not be able to continue its operations. Currently, OSE is providing the Company with needed operating cash.

Risk Factors Affecting Operating Results

The Company’s operating results are affected by a wide variety of factors that could materially and adversely affect revenues, gross profit, operating income and liquidity. These factors include the Company’s ability to secure additional financing, the short term nature of its customers’ commitments, the timing and volume of orders relative to OSE’s and OSEP’s production capacity, long lead times for the manufacturing equipment required by OSE and OSEP, evolutions in the life cycles of customers’ products, timing of expenditures in anticipation of future orders, lack of a significant backlog, effectiveness of OSE’s and OSEP’s management of their production processes, changes in costs and availability of labor, raw materials and components, costs to obtain materials on an expedited basis, mix of orders filled, the impact of price competition on the Company’s average selling prices and changes in economic conditions. The occurrence or continuation of unfavorable changes in any of the preceding factors would adversely affect the Company’s business, financial condition and results of operation.

Risk of lack in funding for operations and credit facilities

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

Risk related to high fluctuation in the semiconductor industry

The semiconductor industry is comprised of different market segments based on device type and the end use of the device. Accordingly, within the semiconductor industry, demand for production in a particular segment may be subject to more significant fluctuations than demand in other segments. If any of the Company’s significant customers are in a segment which has experienced adverse market conditions, there could be an adverse effect on the Company’s business, financial condition and operating results. There can be no assurance that reduced demand, or the general economic conditions underlying such demand, will not continue to adversely affect the Company’s results of operation. Furthermore, the Company cannot assure that this reduced demand will not result in an additional and significant decline in the demand for products by the Company’s customers and a corresponding material adverse impact on the Company’s business, operating results and financial condition.

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

Risk related to recently enacted and proposed changes in securities laws and regulations

The Sarbanes-Oxley Act (“the Act”) of 2002 has required changes in some of our corporate governance and securities disclosure and/or compliance practices. As part of the Act’s requirements, the Securities and Exchange Commission and the Public Company Accounting Oversight Board created by the Act have promulgated new rules on a variety of subjects. These developments increase our accounting and legal compliance costs and could also expose us to additional liability. In addition, such developments may make retention and recruitment of qualified persons to serve on our board of directors or executive management more difficult. We continue to evaluate and monitor regulatory and legislative developments and cannot reliably estimate the timing or magnitude of all costs we may incur as a result of the Act or other related legislation or regulation.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no trading portfolio, and its only market risk sensitive asset is the three-year $500,000 note received from IPAC in connection with the sale of the Company’s manufacturing assets on September 8, 2003. The Company’s agreement requires that the Company assign the note to the Company’s landlord and that the note be secured by the purchaser; however, this assignment has not yet occurred, and the Company continues to hold the note as an asset, due to unresolved disputes among the parties. (See discussion of this transaction and the related dispute in Note 1 to the Financial Statements in Item 1.) Due to the uncertainty of the collection of this note and the unresolved dispute between the Company and the purchaser, the Company decided in 2004 to fully reserve the note. At the same time, the purchaser continues to make required payments of interest. Before December 2004, interest payments were paid directly to the Company’s landlord by the purchaser. Starting January 2005, interest payments were paid to the landlord through the Company. These interest payments have not been recorded as income to the Company. Under these circumstances, it is the Company’s belief that any market risk sensitivity attached to the note does not and will not affect the Company.

The Company has two principal interest-bearing liabilities: (1) approximately $26.1 million in loans from the Company’s parent OSE and (2) interest on unpaid dividends on the Company’s Series A and B Preferred Stock. These items accrue interest at fixed rates and hence are not sensitive to market risk.

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

OSE USA, Inc.

Date: May 18, 2005	/s/ EDMOND TSENG
Edmond Tseng
Chief Executive Officer
and Acting Chief Financial Officer

Date: May 18, 2005	/s/ ELTON LI
Elton Li
Corporate Controller
and Chief Accounting Officer