Form 10-Q
period 2005-07-03
OSE USA INC
filed 2005-08-17
CIK 924101

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

Number of shares of common stock outstanding as of July 26, 2005: 56,725,808. As of July 26, 2005 the Company also had 3,000,000 shares of Series A Convertible Preferred Stock and 3,023,225 shares of Series B Convertible Preferred Stock, outstanding, which are convertible at any time by the holder into 41,246,312 shares and 41,565,626 shares, respectively, of common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSE USA, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	December 31, 2004	July 3, 2005 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$533	$350
Accounts receivable, net of allowance for doubtful accounts of $135 and $127 respectively	1,708	1,605
Prepaid expense and other current assets	47	155

Total current assets	2,288	2,110
Property and equipment, net	59	51
Intangible assets, net of accumulated amortization of $1,826 and $2,004, respectively	1,731	1,553

Total Assets	$4,078	$3,714

Liabilities, Convertible Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Loan payable – related party	$26,102	$26,102
Accounts payable - related parties	6,147	6,297
Accrued dividends and interest on unpaid dividends – related party	5,037	5,652
Accrued expenses and other liabilities	1,105	998
Liabilities from discontinued operations	667	633

Total current liabilities	39,058	39,682
Deferred gain on sale of facilities	423	354

Total Liabilities	39,481	40,036

Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; 6,023,225 (Series A: 3,000,000 shares, Series B: 3,023,225 shares) issued and outstanding; liquidation preference: Series A: $1.70 per share, Series B: $1.98 per share	11,100	11,100
Stockholders’ deficit:
Common stock, $.001 par value; 300,000,000 shares authorized; 56,725,808 shares issued and outstanding	56	56
Additional paid-in capital	54,458	54,458
Accumulated deficit	(101,017)	(101,936)

Total stockholders’ deficit	(46,503)	(47,422)

Total liabilities and stockholders’ deficit	$4,078	$3,714

The accompanying notes are an integral part of these consolidated financial statements.

OSE USA, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2004	July 3, 2005	June 27, 2004	July 3, 2005
Revenues	$1,207	$760	$2,230	$1,405

Operating expenses:
Selling, general and administrative	1,338	607	2,162	1,359

Total operating expenses	1,338	607	2,162	1,359

Operating income (loss) from operations	(131)	153	68	46

Interest and other income	8	20	8	39
Interest expense	(217)	(196)	(434)	(389)

Loss from operations before taxes	(340)	(23)	(358)	(304)
Provision for taxes	2	0	2	0

Net loss from operations	(342)	(23)	(360)	(304)
Preferred stock dividends	290	308	580	615

Net loss from continuing operations applicable to common stockholders	(632)	(331)	(940)	(919)

Net loss applicable to common stockholders	$(632)	$(331)	$(940)	$(919)

Per share data:
Net loss per share applicable to common stockholders – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Net loss applicable to common stockholders – basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Number of shares used to compute per share data basic and diluted	56,726	56,726	56,726	56,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSE USA, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For Six Months Ended
	June 27, 2004	July 3, 2005
Cash flows provided by (used in) operating activities
Net loss from operations	$(360)	$(304)
Adjustments:
Depreciation and amortization	188	186
Bad debt	500	(8)
Amortization of gain on sale of facilities, net	(69)	(69)
Changes in operating assets and liabilities
Accounts receivable	(557)	111
Prepaid and other assets	(97)	(108)
Accounts payable & accounts payable related party	718	150
Accrued liabilities	81	(107)

Net cash provided by (used in) continuing operations	404	(149)
Net cash used in discontinued operations	(245)	(34)

Net cash provided by (used in) operating activities	159	(183)

Net increase (decrease) in cash and cash equivalents	159	(183)
Cash and cash equivalents at beginning of period	591	533

Cash and cash equivalents at end of period	$750	$350

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

The results of operations for the three and six month periods ended June 27, 2004 and July 3, 2005 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 2005.

The Company has experienced fluctuating levels of demand and ongoing net operating losses and has a negative stockholders’ equity of $47.4 million as of July 3, 2005. As a result of these circumstances, the report of the Company’s independent registered public accounting firm on the Company’s December 31, 2004 consolidated financial statements included an explanatory paragraph to indicate that these matters raise substantial doubt about this Company’s ability to continue as a going concern.

NOTE 2. NEW ACCOUNTING STANDARDS

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“FAS 154”). FAS 154 replaces APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company’s consolidated financial statements.

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

As of December 31, 2004 and July 3, 2005, the Company had accrued expenses and other liabilities of $667,000 and $633,000 respectively remaining from discontinued operations.

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

	Three-month period ended		Six-month period ended
	June 27, 2004	July 3, 2005	June 27, 2004	July 3, 2005
Risk free interest rate for stock option	3.35%	3.80%	2.97%	3.78%
Risk free interest rate for stock purchase right	*	*	*	*
Expected dividend yield	0%	0%	0%	0%
Expected volatility	363%	1593%	344%	1153%
Expected life for stock option (years)	4	4	4	4
Weighted average fair value of options granted during the period	$0.06	$0.01	$0.06	$0.01

*	No stock purchases occurred during the three and six-month periods ended June 27, 2004 and July 3, 2005.

If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net loss and net loss per share, basic and diluted, would have been as follows (in thousands, except per share amounts):

	Three month period ended		Six month period ended
	June 27, 2004	July 3, 2005	June 27, 2004	July 3, 2005
Net loss applicable to common stockholders, as reported-,	$(632)	$(331)	$(940)	$(919)
Stock based compensation income (expense), pro forma	2	0	0	0

Net loss applicable to common stockholders, pro forma	$(630)	$(331)	$(940)	$(919)
Net loss applicable to common stockholders, per share -
Basic and diluted – as reported	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic and diluted – pro forma	$(0.01)	$(0.01)	$(0.02)	$(0.02)

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

According to the amended distribution agreement, effective May 1, 2003, the Company no longer records for OSE for accounts receivable generated from shipments made to North American customers, and payments related to invoices dated after May 1, 2003 are remitted to OSE directly. There has been no change related to distribution agreement with OSEP. The net accounts receivable related to products shipped from OSEP as of December 31, 2004 and July 3, 2005 were $1.7 million and $1.6 million, respectively. The Company no longer records accounts receivable for OSE. All other terms and conditions of the distribution agreement remain in effect.

Changes in the Company’s allowance for doubtful accounts are as follows:

	December 31, 2004	July 3, 2005 (Unaudited)
	(in thousands)
Beginning balance	$8	$135
Reclassified from discontinued Operation	26	—
Bad debt expense (reversal)	101	(8)

Ending balance	$135	$127

NOTE 6. INCOME TAXES

Provision for income taxes for the three and six-month periods ended June 27, 2004 and July 3, 2005 were $2,000 and $0, respectively. Even though the Company operated at a loss, a state income tax liability has been accrued based on tax criteria set by the state of Massachusetts. The Company believes the realization of its deferred tax assets is unlikely and accordingly, has recorded an offsetting valuation allowance.

NOTE 7. NET LOSS PER SHARE

Net loss per basic and diluted share for the three and six month periods ended June 27, 2004 and July 3, 2005 was computed using the weighted average number of common shares outstanding during the period but excluding the dilutive potential of common shares from assumed conversions because of their anti-dilutive effect. Dilutive potential common shares include conversion of preferred shares (Note 8), and outstanding stock options and warrants, using the if-converted and treasury stock methods, respectively. At June 27, 2004, there were options and warrants outstanding to purchase an aggregate of 6,919,181 shares of Common Stock. At July 3, 2005, there were options and warrants outstanding to purchase an aggregate of 6,210,951 shares of Common Stock.

NOTE 8. LOANS PAYABLE – RELATED PARTY

The Company has two interest bearing loans with OSE. The Company accrued interest expense of $196,000 and $389,000 for the three and six-month period ended July 3, 2005 related to these loans.

Loan payable to related party at December 31, 2004 and July 3, 2005 consists of:

Unsecured loan payable, interest payments are due in monthly installments of $43,750 at 3.0% per annum. The principal is due on December 25, 2005	$17,500,000
Unsecured loan payable, interest payments are due in monthly installments of $21,500 at 3.0% per annum. The principal is due on June 28, 2006	8,602,000

Total	$26,102,000

NOTE 9. PREFERRED STOCK

As of July 3, 2005, the Company had 3,000,000 shares of Series A convertible preferred stock and 3,023,225 shares of Series B convertible preferred stock outstanding. Each share of Series A and Series B Preferred is convertible into 13.7487705 shares of the Company’s common stock at the option of the holders.

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

On August 9, 2002, the Company executed an agreement pursuant to which it rescinded its previous distribution of common shares issued from July 1999 through January 2002 to its majority shareholder, OSE, in settlement of a preferred dividend obligation of $1.6 million. Under the terms of the agreement, OSE returned to the Company certificates representing 26,344,391 shares of the Company’s common stock. In accordance with the terms and conditions of the Certificate of Designation for the Company’s Series A and Series B Preferred Stock, the Company agreed to accrue interest on the unpaid preferred dividends. The decision to rescind the previous payment of dividends was made after the Company was advised by its counsel (and also by special counsel engaged for this purpose) that the Company’s surplus and earnings may have been insufficient to support the payment of the dividends under the laws of Delaware, the Company’s state of incorporation. Dividends and interest on unpaid dividends of approximately $5.04 million and $5.65 million were recorded as of December 31, 2004 and July 3, 2005, respectively.

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

The Company’s business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and subject historically, to significant economic downturns characterized by reduced product demand, rapid erosion of average selling prices and excess production capacity. In addition, rapid technological change, evolving industry standards, intense competition and fluctuations in end-user demand characterize the markets for integrated circuits. Since the Company’s business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any future downturn in the semiconductor industry is expected to have an adverse effect on the Company’s business, financial condition and results of operations. These general industry conditions continue to affect the Company’s business for the three and six months ended July 3, 2005. Furthermore, since the Company’s expense levels are fairly stable, if revenue were to fall below anticipated levels, the Company’s operating results would be materially adversely affected.

RESULTS OF CONTINUING OPERATIONS

The following discussion compares results from continuing operations for the three and six-month periods ended June 27, 2004 and July 3, 2005.

Revenues

The Company earns revenue through a distribution agreement with OSE, Ltd., pursuant to which revenues derived from fees received on the sales of OSE’s and OSEP’s semiconductor assembly and test services to customers headquartered in North America are recognized on a net commission basis.

Total revenues decreased 37% and 37% from $1,207,000 and $2,230,000 for the three and six month periods ended June 27, 2004 to $760,000 and $1,405,000 for the three and six month periods ended July 3, 2005. Revenue decreased as a result of price erosion from increasing competition. Also, OSE is retreating from products like QFP, QFN, and BGA markets where product margin is low. Meanwhile, OSE is switching its focus to FMC (Flash Memory Card) related products and thus depends less on the North American market. Most of FMC related product demand is coming from Asia.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal and accounting costs. Selling, general and administrative expenses were $1,338,000 and $2,162,000 for the three and six-month periods ended June 27, 2004 compared with $607,000 and 1,359,000 for the three and six-month periods ended July 3, 2005, respectively. The decrease in selling, general and administrative expenses in 2005 was mainly due to decreases in payroll expenses and rent income from the sublease of a portion of the Company’s headquarters. As a percentage of revenues, selling, general and administrative expense decreased from 111% and 97% for the three and six-month periods ended June 27, 2004 to 80% and 97% for the three and six-month periods ended July 3, 2005. The decrease in percentage was mainly caused by lower spending in 2005 but partially offset by lower revenue in 2005.

Interest and Other Income

Interest income is primarily comprised of interest earnings from investments in cash equivalents. Interest and other income increased from $8,000 and $8,000 for the three and six-month periods ended June 27, 2004 to $20,000 and $39,000 for the three and six-month periods ended July 3, 2005. The increase in the three and six month period was mainly due to an $18,000 insurance premium refund from previous year’s policy.

Interest Expense

Interest expense consists of interest payable on inter-company loans payable to OSE. Interest expense decreased from $217,000 and $434,000 for the three and six month periods ended June 27, 2004 to $196,000 and $389,000 for the three and six-month periods ended July 3, 2005, respectively. The decrease was due to lower interest rate in 2005 charged by OSE on the inter-company loans.

Provision for Income Taxes

The Company had no provision for income tax for the three and six-month periods ended July 3, 2005 due to operating losses.

Liquidity and Capital Resources

During the six month period ended July 3, 2005, the Company’s net cash used in operations was $183,000. Net cash used in operations was comprised primarily of a net loss of $304,000, increased by $186,000 of non-cash charges for depreciation and amortization, reduced by a non-cash $69,000 gain on sale of facility, and an $67,000 net decrease in working capital items. The net decrease in working capital items primarily reflected a $132,000 decrease in accounts receivable, a $108,000 increase in prepaid and other current assets, a $150,000 increase in accounts payable and accounts payable to related party, and a $107,000 increase in accrued liabilities. During the six-month period ended July 3, 2005, the Company’s net cash used in discontinued operations was $35, 000. The Company had no cash provided by or used in investing and financing activities for the six-month periods ended July 3, 2005. At July 3, 2005, the Company had cash and cash equivalents of $350,000.

Cash provided by or used in operating activities for the six-month periods ended June 27, 2004 and July 3, 2005 is summarized in the following table. (in thousands)

	June 27, 2004	July 3, 2005
Net cash provided by (used in) continuing operations	$404	$(149)
Net cash used in discontinued operations	(245)	(34)

Net cash provided by (used in) operating activities	$159	$(183)

The increase of $342,000 in cash used in operating activities from 2004 to 2005 was mainly due to (1) a $188,000 difference in accrued liabilities (accrued liabilities increased by $81,000 during the six-month period in 2004 compared with a $107,000 decrease during the same period in 2005) and (2) a $508,000 difference in bad debt expense (bad debt expense of $500,000 was included in the net loss from operation in the six month period in 2004 compared with $8,000 bad debt expense reversal from the same in 2005) (3) a $568,000 difference in accounts payable and accounts payable to related party (accounts payable and accounts payable to related party increased by $718,000 during the six month period in 2004 compared with a $150,000 increase during the same period in 2005) These were offset by:

(1) a $668,000 decrease in accounts receivable in the six month period from 2004 to 2005 (2) a $56,000 decrease in net loss from continuing operations due to lower interest expense in the six month period from 2004 to 2005, and (3) a $211,000 difference in cash used in discontinued operations (cash used in discontinued operation in operating activities was $245,000 during the six-month period in 2004 compared with $34,000 during the same period in 2005).

In 2003, the Company converted $26.1 million of its payable to OSE to two one-year loans. $17.5 million of principal bears interest at 3.5% and $8.6 million of principal bears interest at 3%. The $17.5 million loan was originally due on June 26, 2004 and has been extended to December 25, 2005 with reduced interest at 3%. The $8.6 million was due on June 29, 2004 and has been extended to June 28, 2006. The Company does not believe that it will have the ability to settle the loans on the due dates either through its operations or through financing from banks or other third parties. If OSE does not renew the loans when they are due, the Company will not be able to continue its operations.

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

Risk from terrorist activities and other political conditions

The recent occurrence and threat of terrorist attacks and the consequences of sustained military action, has adversely affected the economic recovery in the United States and the rest of the world. Any continued decline of the worldwide semiconductor market or a significant decline in economic conditions in any significant geographic area would likely further decrease the overall demand for the Company’s products, which could have a material adverse effect.

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

The Company has two principal interest-bearing liabilities: (1) approximately $26.1 million in loans from the Company’s parent OSE and (2) interest on unpaid dividends on the Company’s Series A and B Preferred Stock. The loans from OSET accrue at fixed rates with duration of less than one year. Upon renewal, these rates will be adjusted up if market interest rates increase at the time. Interest on unpaid dividends accrues interest at fixed rates and hence is not sensitive to market risk.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on May 26, 2005, the following matters were acted upon and approved by the stockholders:

1. The election of the following directors, each to a one-year term:

	Votes in Favor	Votes Withheld
Edmond Tseng	41,246,312	—
Patrick Verderico	93,005,094*	1,303,749
Mitchell Kung	41,246,312	—
Edward S. Duh	41,246,312	—

2. To ratify the appointment of Grant Thornton LLP as independent accountants of the Company for the 2004 fiscal year:

Votes in Favor	Votes Against	Votes Withheld
135,434,508**	89,349	31,298

*	Includes 3,000,000 shares of Series A Preferred voting on an “as converted” basis.
**	Includes 3,000,000 shares of Series A and 3,023,225 shares of Series B Preferred voting on an “as converted” basis.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	31.1	Certification by Chief Executive Officer pursuant to Section 302

	31.2	Certification by Chief Accounting Officer pursuant to Section 302

	32	Certification pursuant to Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSE USA, Inc.

Date: August 17, 2005	/s/ EDMOND TSENG
Edmond Tseng
Chief Executive Officer
and Acting Chief Financial Officer

Date: August 17, 2005	/s/ ELTON LI
Elton Li
Corporate Controller
and Chief Accounting Officer