Form 10-Q
period 2005-10-02
OSE USA INC
filed 2005-11-16
CIK 924101

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of November 7, 2005: 56,725,808. As of November 7, 2005 the Company also had 3,000,000 shares of Series A Convertible Preferred Stock and 3,023,225 shares of Series B Convertible Preferred Stock, outstanding, which are convertible at any time by the holder into 41,246,312 shares and 41,565,626 shares, respectively, of common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OSE USA, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	December 31, 2004	October 2, 2005 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$533	$588
Accounts receivable, net of allowance for doubtful accounts of $135 and $131, respectively	1,708	2,551
Prepaid expense and other current assets	47	116

Total current assets	2,288	3,255
Property and equipment, net	59	49
Intangible assets, net of accumulated amortization of $1,826 and $2,093 respectively	1,731	1,464

Total Assets	$4,078	$4,768

Liabilities,
Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Loans payable—related party	$26,102	$26,102
Accounts payable—related parties	6,147	7,454
Accrued dividends and interest on unpaid dividends	5,037	5,968
Accrued expenses and other liabilities	1,105	1,009
Liabilities from discontinued operations	667	633

Total current liabilities	39,058	41,166
Deferred gain on sale of facilities	423	320

Total Liabilities	39,481	41,486

Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; 6,023,225 (Series A: 3,000,000 shares, Series B: 3,023,225 shares) issued and outstanding; liquidation preference: Series A: $1.70 per share, Series B: $1.98 per share	11,100	11,100

Stockholders’ Deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 56,725,808 shares issued and outstanding	56	56
Additional paid-in capital	54,458	54,458
Accumulated deficit	(101,017)	(102,332)

Total stockholders’ deficit	(46,503)	(47,818)

Total liabilities and stockholders’ deficit	$4,078	$4,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSE USA, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2004	October 2, 2005	September 26, 2004	October 2, 2005
Revenues	$1,240	$758	$3,470	$2,163
Operating expenses:
Selling, general and administrative	844	614	3,006	1,973

Total operating expenses	844	614	3,006	1,973

Operating income from operations	396	144	464	190
Interest and other income	8	2	16	41
Interest expense	(195)	(197)	(629)	(586)

Income (loss) from operations before taxes	209	(51)	(149)	(355)
Provision for taxes	2	29	4	29

Net income (loss)	207	(80)	(153)	(384)
Preferred stock dividends	299	316	879	931

Net loss applicable to common stockholders	$(92)	$(396)	$(1,032)	$(1,315)

Per share data:
Net loss applicable to common stockholders—basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)
Number of shares used to Compute per share data (see Note 6 to financial statements)—basic and diluted	56,726	56,726	56,726	56,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

OSE USA, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For Nine Months Ended
	September 26, 2004	October 2, 2005
Cash flows provided by (used in) operating activities
Net loss from operations	$(153)	$(384)
Adjustments:
Depreciation and amortization	281	277
Bad debt reserve (reversal)	500	(4)
Gain on sale of facilities, net	(103)	(103)
Changes in operating assets and liabilities
Accounts receivable	(194)	(839)
Prepaid and other assets	(47)	(69)
Accounts payable & accounts payable related party	(246)	1,307
Accrued liabilities	38	(96)

Net cash provided by continuing operations	76	89
Net cash used in discontinued operations	(357)	(34)

Net cash provided by (used in) operating activities	(281)	55

Cash flows from investing activities
Capital expenditures	(3)	—

Net cash used in investing activities	(3)	—

Net (decrease) increase in cash and cash equivalents	(284)	55
Cash and cash equivalents at beginning of period	591	533

Cash and cash equivalents at end of period	$307	$588

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

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

Within manufacturing, the Company’s business had been to assemble and package integrated circuits from wafers consigned by its customers. The Company’s focus has been on quad flat packages (“QFPs”), thin quad flat packages (“TQFPs”), ball grid array packages (“BGAs”), flip chips, and chip scale packaging (“CSPs”), which are used in complex integrated circuits with high pin-counts in the personal computer and telecommunications industries. The Company also provided advanced design and assembly services to satisfy its customers’ requirements. On September 8, 2003, the Company completed the sale of assets of its manufacturing division to a third party. The assets sold included equipment, inventory, permits and licenses, and intellectual property, for a total of $1 million, composed of $500,000 in cash and a $500,000 note receivable. All of the original contractual terms on the $500,000 note receivable have not been completed by the purchasing party. On June 28, 2004, the Company filed a complaint in the Superior Court of Santa Clara County, California against the purchaser, IPAC. The Company decided to fully reserve the $500,000 promissory note due to the uncertainty of collection. On August 29, 2005, IPAC filed a cross-complaint alleging that (1) IPAC is a third-party beneficiary to agreements made between OSE and its former landlord obligating OSE to make certain repairs and improvements in premises leased to IPAC in the amount of $200,000 to $250,000, (2) OSE has expended to date only about $150,000 for such repairs and improvements, and (3) OSE is in breach of its contractual commitments made for the benefit of IPAC. On September 30, 2005, the Company filed a general denial to the cross-complaint alleging various affirmative defenses, including laches, unclean hands, estoppel, failure to mitigate, failure of consideration and the statute of limitations. The Company has previously reserved $250,000 with respect to its repair and improvement commitments made to its former landlord.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not have all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three and nine month periods ended September 26, 2004 and October 2, 2005 are not necessarily indicative of the results that may be expected for any subsequent period or for the entire year ending December 31, 2005.

The Company has experienced fluctuating levels of demand and ongoing net operating losses and has a negative stockholders’ equity of $47.8 million as of October 2, 2005. As a result of these circumstances, the report of the Company’s independent registered public accounting firm on the Company’s December 31, 2004 consolidated financial statements included an explanatory paragraph to indicate that these matters raise substantial doubt about this Company’s ability to continue as a going concern.

On October 14, 2005, the Company filed preliminary documentation with the Securities and Exchange Commission for a “going private” transaction pursuant to Commission Rule 13e-3. See the Company’s Current Report on Form 8-K filed with the Commission on October 14. On October 24, 2005, Commission staff advised the Company that the Commission would conduct a limited review of the Company’s “going private” filings. It is the SEC’s policy to review all such filings. Comments were received by letter from SEC reviewing staff on November 10, 2005; the comments raise various substantive and procedural issues and ask for clarifying revisions in the information submitted. The Company with the assistance of its advisers is currently reviewing these comments and expects to file a response, along with revised preliminary documentation, as soon as possible.

NOTE 2. DISCONTINUED OPERATIONS

On September 3, 2003, the Company signed an agreement with an unrelated third party to sell the Company’s manufacturing operation (including related equipment, inventory, and intellectual property) for a total of $1,000,000, comprised of $500,000 in cash and a $500,000 note bearing interest at the prime rate. The principal of the note is due at the end of a three-year period, following consummation, and interest is due monthly. The sale of assets was substantially completed as of September 8, 2003. Pursuant to SFAS No. 144, these former activities have been accounted for as discontinued operations in the current financial statements.

As of December 31, 2004 and October 2, 2005, the Company had accrued expenses and other liabilities of $667,000 and $633,000 respectively remaining from discontinued operations.

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

	Three-month period ended		Nine-month period ended
	September 26, 2004	October 2, 2005	September 26, 2004	October 2, 2005
Risk free interest rate for stock option	3.21%	4.01%	3.05%	3.85%
Risk free interest rate for stock purchase right	**	**	**	**
Expected dividend yield	0%	0%	0%	0%
Expected volatility	360%	228%	350%	948%
Expected life for stock option (years)	4	4	4	4
Weighted average fair value of options granted during the period	*	*	$0.06	$0.01

*	No options were granted during the three-month period ended September 26, 2004 and October 2, 2005

**	No stock was purchased during the three and nine-month periods ended September 26, 2004 and October 2, 2005.

If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net loss and net loss per share, basic and diluted, would have been as follows (in thousands, except per share amounts):

	Three-month period ended		Nine-month period ended
	September 26, 2004	October 2, 2005	September 26, 2004	October 2, 2005
Net loss applicable to common stockholders, as reported-,	$(92)	$(396)	$(1,032)	$(1,315)
Stock based compensation expense, pro forma	(1)	(0)	(1)	(0)

Net loss applicable to common stockholders, pro forma	$(93)	$(396)	$(1,033)	$(1,315)
Net income (loss) applicable to common stockholders, per share as reported-
Basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)
Net income (loss) applicable to common stockholders, per share, pro forma-
Basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)

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

According to the amended distribution agreement, effective May 1, 2003, the Company no longer records for OSE accounts receivable generated from shipments made to North American customers, and payments related to invoices dated after May 1, 2003 are remitted to OSE directly. There has been no change related to the distribution agreement with OSEP. The net accounts receivable related to products shipped from OSEP as of December 31, 2004 and October 2, 2005 were $1.7 million and $2.6 million, respectively. The Company no longer records accounts receivable for OSE. All other terms and conditions of the distribution agreement remain in effect.

Changes in the Company’s allowance for doubtful accounts are as follows:

	December 31, 2004	October 2, 2005 (Unaudited)
	(in thousands)
Beginning balance	$8	$135
Reclassified from discontinued Operation	26	—
Bad debt expense (reversal)	101	(4)

Ending balance	$135	$131

NOTE 5. INCOME TAXES

Provisions for income taxes of $2,000 and $29,000 were recorded for the three-month periods ended September 26, 2004 and October 2, 2005, respectively. Even though the Company operated at a loss, a state income tax liability has been accrued based on tax criteria set by the state of Massachusetts. The Company believes the realization of its deferred tax assets is unlikely and accordingly, has recorded an offsetting valuation allowance.

NOTE 6. NET LOSS PER SHARE

Net loss per basic and diluted share for the three and nine-month periods ended September 26, 2004 and October 2, 2005 was computed using the weighted average number of common shares outstanding during the period excluding the dilutive potential of common shares from assumed conversions because of their anti-dilutive effect. Dilutive potential of common shares includes conversion of preferred shares (Note 8), using the if-converted method and outstanding stock options and warrants, using the treasury stock method. At September 26, 2004, there were options and warrants outstanding to purchase an aggregate of 5,073,586 shares of Common Stock. At October 2, 2005, there were options and warrants outstanding to purchase an aggregate of 5,744,500 shares of Common Stock, with an average weighted exercise price of $0.28 per share.

NOTE 7. LOANS PAYABLE—RELATED PARTY

The Company has two interest bearing loans with OSE. The Company accrued interest expense of $197,000 and $586,000 for the three and nine-month periods ended October 2, 2005 related to these loans.

Loan payable to related party at December 31, 2004 and October 2, 2005 consists of:

Unsecured loan payable, interest payments are due in monthly installments of $43,750 at 3.0% per annum. The principal is due on December 25, 2005	$17,500,000
Unsecured loan payable, interest payments are due in monthly installments of $21,500 at 3.0% per annum. The principal is due on June 28, 2006	8,602,000

Total	$26,102,000

NOTE 8. CONVERTIBLE PREFERRED STOCK

As of October 2, 2005, the Company had 3,000,000 shares of Series A convertible preferred stock and 3,023,225 shares of Series B convertible preferred stock outstanding. Each share of Series A and Series B Preferred is convertible into 13.7487705 shares of the Company’s common stock at the option of the holders.

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

On August 9, 2002, the Company executed an agreement pursuant to which it rescinded its previous distribution of common shares issued from July 1999 through January 2002 to its majority shareholder, OSE, in settlement of a preferred dividend obligation of $1.6 million. Under the terms of the agreement, OSE returned to the Company certificates representing 26,344,391 shares of the Company’s common stock. In accordance with the terms and conditions of the Certificate of Designation for the Company’s Series A and Series B Preferred Stock, the Company agreed to accrue interest on the unpaid preferred dividends. The decision to rescind the previous payment of dividends was made after the Company was advised by its counsel (and also by special counsel engaged for this purpose) that the Company’s surplus and earnings may have been insufficient to support the payment of the dividends under the laws of Delaware, the Company’s state of incorporation. Dividends and interest on unpaid dividends of approximately $5.04 million and $5.97 million were recorded as of December 31, 2004 and October 2, 2005, respectively.

NOTE 9. SUBSEQUENT EVENT

On October 11, 2005, the Company entered into a Plan of Reorganization and Merger Agreement (“Merger Agreement”) with its principal shareholder, Orient Semiconductor Electronics, Limited (“Orient”) and OSE Acquisition Corporation (“Merger Sub”), a purpose formed wholly-owned subsidiary of Orient. Required approval of the shareholders of the Company and Merger Sub was obtained by the written consent of Orient on the same day.

The purpose of the Merger Agreement is to implement a plan to privatize the Company. Pursuant to the terms of the Merger Agreement, (1) the Company will merge with Merger Sub (the “Merger”), (2) the surviving corporation will succeed to all of the Company’s assets and liabilities and will operate under a certificate of incorporation and bylaws substantially identical with those of the Company and with the same directors and officers, (3) Orient’s investment in Company Preferred Stock will be converted into the same investment in the surviving corporation, and (4) the Company’s common stock will be converted into the right to receive payment of cash consideration of $0.006 per share to be funded by Orient.

On October 14, 2005, the Company filed preliminary documentation with the Securities and Exchange Commission for a “going private” transaction pursuant to Commission Rule 13e-3. See the Company’s Current Report on Form 8-K filed with the Commission on October 14. On October 24, 2005, Commission staff advised the Company that the Commission would conduct a limited review of the Company’s “going private” filings. It is the SEC’s policy to review all such filings. Comments were received by letter from SEC reviewing staff on November 10, 2005; the comments raise various substantive and procedural issues and ask for clarifying revisions in the information submitted. The Company with the assistance of its advisers is currently reviewing these comments and expects to file a response, along with revised preliminary documentation, as soon as possible. The Company expects the transaction to close during the fourth quarter of 2005, subject to possible delay as the result of its efforts to respond to comments raised by SEC review of the Company’s preliminary filings in connection with the proposed transaction.

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

The Company’s business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and subject historically, to significant economic downturns characterized by reduced product demand, rapid erosion of average selling prices and excess production capacity. In addition, rapid technological change, evolving industry standards, intense competition and fluctuations in end-user demand characterize the markets for integrated circuits. Since the Company’s business is entirely dependent on the requirements of semiconductor companies for independent packaging foundries, any future downturn in the semiconductor industry is expected to have an adverse effect on the Company’s business, financial condition and results of operations. These general industry conditions continue to affect the Company’s business for the three and nine months ended October 2, 2005. Furthermore, since the Company’s expense levels are fairly stable, if revenue were to fall below anticipated levels, the Company’s operating results would be materially adversely affected.

Results of Continuing Operations

The following discussion compares results from continuing operations for the three and nine-month periods ended September 26, 2004 and October 2, 2005.

Revenues

The Company earns revenue through a distribution agreement with OSE, pursuant to which revenues derived from fees received on the sales of OSE’s and OSEP’s semiconductor assembly and test services to customers headquartered in North America are recognized on a net commission basis.

Total revenues decreased 39% to $758,000 for the three-month period ended October 2, 2005 from $1,240,000 for the three-month period ended September 26, 2004. Total revenues decreased 38% to $2,163,000 for the nine-month period ended October 2, 2005 from $3,470,000 for the period ended September 26, 2004. Revenue decreased as a result of price erosion from increasing competition. Also, OSE is retreating from products like QFP (Quad Flat Package), QFN (Quad Flat No-lead), and BGA (Ball Grid Array) markets where product margin is low. Meanwhile, OSE is switching its focus to FMC (Flash Memory Card) related products and thus depends less on the North American market. Most of FMC related product demand is coming from Asia.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of costs associated with sales, customer service, finance, administration and management personnel, as well as advertising, public relations, legal, and accounting costs. Selling, general and administrative expenses for the three and nine-month periods ended September 26, 2004 were $844,000 and $3,006,000, respectively. Selling, general and administrative expenses decreased 27% to $614,000 and decreased 34% to $1,973,000 respectively, for the three and nine-month periods ended October 2, 2005. The $230,000 and $1,033,000 decrease for the three and nine-month periods were due primarily to decreased spending in payroll and traveling expenses. As a percentage of revenues, selling, general and administrative expenses increased from 68% and 87% for the three and nine-month periods ended September 26, 2004, respectively, to 81% and 91% for the three and nine-month periods ended October 2, 2005, respectively. These increases were mainly due to lower revenue levels in 2005 despite lower spending in 2005. Due to reduced level of activities in North American region, the Company implemented a payroll reduction program in August 2005. The Company expects no further expenses reduction for the remainder of the year.

Interest and Other Income

Interest income is primarily comprised of interest earnings from investments in cash equivalents. Interest and other income decreased from $8,000 to $2,000 for the three month-periods ended September 26, 2004 and October 2, 2005, respectively. Interest and other income increased from $16,000 to $41,000 for the nine-month periods ended September 26, 2004 and October 2, 2005, respectively. The decrease for the three-month period was mainly due to lower cash balance. The increase for the nine-month periods was due to an $18,000 interest premium refund in 2005.

Interest Expense

Interest expense consists of interest on inter-company loans payable to OSE. Interest expense increased from $195,000 to $197,000 for the three-month period and decreased from $629,000 to $586,000 for the nine-month periods ended September 26, 2004 and October 2, 2005, respectively. Interest expense decreased for the nine-month periods as a result of interest rate reduction from 3.5% per annum to 3% per annum on the 17.5 million inter-company loan.

Provision for Income Taxes

The Company recorded a $2,000 and $4,000 provision for income tax for the three and nine-month period ended September 26, 2004 compared with $29,000 and $29,000 for the three and nine-month period ended October 2, 2005 for Massachusetts state income tax. The increases were due to under accrual of Massachusetts state income tax for the previous two quarters in 2005.

Liquidity and Capital Resources

During the nine-month period ended October 2, 2005, the Company’s net cash provided by continuing operations was $89,000. Net cash provided by operations was comprised primarily of a net loss of $384,000, increased by $277,000 of non-cash charges for depreciation and amortization and $4,000 of bad debt reversal, reduced by a non-cash $103,000 amortization of gain on sale of facility, and a $303,000 net increase in working capital items. The net increase in working capital items reflected an $839,000 increase in accounts receivable, a $69,000 increase in prepaid and other current assets, a $1,307,000 increase in accounts payable, and a $96,000 decrease in accrued liabilities. At October 2, 2005, the Company had cash and cash equivalents of $588,000.

The increase of $336,000 in cash provided by operating activities from 2004 to 2005 was mainly due to a $323,000 decrease in cash used by discontinued operations.

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

Risk related to recently enacted and proposed changes in securities laws and regulations

The Sarbanes-Oxley Act (“the Act”) of 2002 has required changes in some of our corporate governance and securities disclosure and/or compliance practices. As part of the Act’s requirements, the Securities and Exchange Commission and the Public Company Accounting Oversight Board created by the Act have promulgated new rules on a variety of subjects. These developments increase our accounting and legal compliance costs and could also expose us to additional liability. In addition, such developments may make retention and recruitment of qualified persons to serve on our board of directors or executive management more difficult. We continue to evaluate and monitor regulatory and legislative developments and cannot reliably estimate the timing or magnitude of all costs we may incur as a result of the Act or other related legislation or regulation. These increased costs are a significant factor in the Company’s decision to privatize. See Notes 1 and 9 to the Condensed Consolidated Financial Statements.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As previously reported, on June 28, 2004, the Company filed a complaint (OSE USA, Inc. v. Batinovich and Integrated Packaging Assembly Corporation, et al., Santa Clara County Superior Court Case No. 104CV022361) against Integrated Packaging Assembly Corporation (“IPAC”), the purchaser of the assets of the manufacturing segment of the Company on September 8, 2003. This action for money damages; specific performance; and declaratory, equitable, and injunctive relief arose out of defendants’ failure to provide an executed deed of trust securing IPAC’s $500,000 promissory note to the Company in conjunction with the sale of the Company’s manufacturing assets to IPAC in 2003. Defendants allege that the deed of trust was not executed or delivered because of OSE’s failure to turn certain assets over to IPAC pursuant to the asset purchase agreement. Although discovery has been propounded in the action, responses have been held in abeyance pending possible resolution. The parties have been engaging in settlement discussions to resolve the dispute.

On August 29, 2005, IPAC filed a cross-complaint alleging that (1) IPAC is a third-party beneficiary to agreements made between OSE and its former landlord obligating OSE to make certain repairs and improvements in premises leased to IPAC in the amount of $200,000 to $250,000, (2) OSE has expended to date only about $100,000 for such repairs and improvements, and (3) OSE is in breach of its contractual commitments made for the benefit of IPAC. On September 30, 2005, the Company filed a general denial to the cross-complaint alleging various affirmative defenses, including laches, unclean hands, estoppel, failure to mitigate, failure of consideration and the statute of limitations. The Company has previously reserved $250,000 with respect to its repair and improvement commitments made to its former landlord.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

The Company and OSE in August 2002 agreed to the rescission of approximately $1.6 million of cumulative dividends previously paid on the Series A and Series B Convertible Preferred Stock, in the form of 26,344,391 shares of the Company’s common Stock. As of the date of this filing, the Company was obligated to OSE for accrued but unpaid dividends and interest on unpaid dividends in the total amount of approximately $5.97 million. See Note 8 to the Condensed Financial Statements.

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

OSE USA, Inc.

Date: November 16, 2005	By:	/S/ EDMOND TSENG
Edmond Tseng Chief Executive Officer and Acting Chief Financial Officer

Date: November 16, 2005	By:	/S/ ELTON LI
Elton Li Corporate Controller and Chief Accounting Officer